Form 10-K
period 1993-09-30
DISNEY WALT CO
filed 1994-01-13
CIK 29082

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1993      Commission File Number 1-4083


                            THE WALT DISNEY COMPANY


Incorporated in Delaware                     I.R.S. Employer Identification No.
500 South Buena Vista Street, Burbank,                     95-0684440
California 91521 (818) 560-1000

Securities Registered Pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
Title of Each Class                                   on Which Registered
- -------------------                                   -------------------

Common Stock, $.025 par value                        New York Stock Exchange
                                                     Pacific Stock Exchange
                                                     Swiss Stock Exchange
                                                     Tokyo Stock Exchange


Securities Registered Pursuant to Section 12(g) of the Act: None.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___

  As of November 30, 1993, the aggregate market value of registrant's common stock held by non-affiliates (based on the closing price of such date as reported on the New York Stock Exchange- Composite Transactions) was $19.8 billion. All executive officers and directors of registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect of registrant's common stock have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

  There were 536,533,389 shares of common stock outstanding as of December 15, 1993.

                      Documents Incorporated by Reference

  Portions of the Proxy Statement for the 1994 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                    PART I

ITEM 1. BUSINESS
  The Walt Disney Company, together with its subsidiary companies (the "Company"), is a diversified international entertainment company with operations in three business segments: Theme Parks and Resorts, Filmed Entertainment and Consumer Products. Information on revenues, operating income, identifiable assets and supplemental revenue data of the Company's business segments appears in the Consolidated Statement of Income and in Note 13 of the Notes to Consolidated Financial Statements included in Item 8 hereof. The Company employs approximately 62,000 people.

                            THEME PARKS AND RESORTS

  The Company operates the Walt Disney World(R) destination resort in Florida and the Disneyland(R) theme park and Disneyland Hotel in California. The Company earns royalties on revenues generated by the Tokyo Disneyland theme park.

  All of the theme parks and most of the associated resort facilities are operated on a year-round basis. Historically, the greater part of their business is in the spring and summer seasons, with other peak periods during Christmas, Easter and other holidays.

WALT DISNEY WORLD DESTINATION RESORT
  The Walt Disney World destination resort is located on approximately 29,000 acres of land owned by the Company 15 miles southwest of Orlando, Florida. The resort includes three theme parks: the Magic Kingdom, Epcot Center and the Disney-MGM Studios Theme Park; hotels and villas, an entertainment complex, a shopping village, conference centers, campgrounds, golf courses, water parks and other recreational facilities designed to attract visitors for an extended stay. The Company markets the entire Walt Disney World destination resort through a variety of national and local advertising and promotional activities. A number of attractions in each of the theme parks are sponsored by corporate participants through long-term participation agreements.

  The Magic Kingdom - The Magic Kingdom, which opened in 1971, consists of seven principal areas: Main Street, Liberty Square, Frontierland,
Tomorrowland, Fantasyland, Adventureland and Mickey's Starland. These areas feature themed rides and attractions, restaurants, refreshments stands and merchandise shops.

  Epcot Center - Epcot Center, which opened in 1982, consists of two major themed areas: Future World and World Showcase. Future World dramatizes certain historical developments and addresses the challenges facing the world today through major pavilions featuring energy, communication, transportation, imagination, life and health, the land and seas. World Showcase presents a community of nations focusing on the culture, traditions and accomplishments of people around the world. World Showcase includes as a central showpiece the American Adventure pavilion, which highlights the history of the American people. Other nations represented are Canada, Mexico, Japan, China, France, the United Kingdom, Germany, Italy, Morocco and Norway. Both areas feature restaurants, refreshments stands and merchandise shops.

  The Disney-MGM Studios Theme Park - The Disney-MGM Studios Theme Park opened in 1989 and consists of a theme park and a production facility. The theme park portion of the project is centered around Hollywood as it was during the 1930's and 1940's and features a backstage tour of the production facilities in addition to themed food service and merchandise facilities and other attractions. The production facility portion of the park consists of three sound stages, shops and a back lot area. Both feature film and television productions are currently taking place.

  Resort Facilities - As of September 30, 1993, the Company owned and operated nine resort hotels and a complex of villas and suites at the Walt Disney World destination resort, with a total of approximately 10,000 rooms. Recreational activities include five championship golf courses, a zoological park, tennis, sailing, water skiing, swimming, horseback riding and a number of noncompetitive sports and leisure time activities. Several of the resort hotels contain conference centers and related facilities.

In addition, Disney's Fort Wilderness camping and recreational area has approximately 1,200 sites and a water park, River Country. Two additional resort hotels, Disney's Wilderness Lodge and Disney's All-Star Sports Resort, are expected to open in 1994 with a combined capacity of more than 2,600 rooms. The occupancy rates for the Company's resort hotels and villas and Disney's Fort Wilderness are significantly higher than industry averages.

  The Company has also developed approximately 1,200 acres known as Disney Village Marketplace, which includes the Disney Village Resort, a shopping facility, a complete clubhouse facility and a conference center. Pleasure Island, an evening entertainment center which opened in 1989, is adjacent to Disney Village Marketplace and includes restaurants, night clubs and shopping facilities. Near Pleasure Island is Typhoon Lagoon, a themed water park.

  At Disney Village Marketplace Hotel Plaza, seven independently operated hotels are situated on property leased from the Company. These hotels have a capacity of approximately 3,700 rooms. Additionally, two hotels -- the Walt Disney World Swan and the Walt Disney World Dolphin, with an aggregate capacity of approximately 2,300 rooms -- are operated on property leased from the Company near Epcot Center.

DISNEY VACATION CLUB
  Sales have commenced and construction is continuing on a 529-unit Disney Vacation Club at Lake Buena Vista. In addition, during 1993, the Company acquired property in Vero Beach, Florida on which it plans to construct a 120-room inn and 60 time-share vacation villas. Both facilities are intended to be sold under a vacation ownership plan and be operated partially as rental property until the units are completely sold. The Company is also exploring development opportunities at a hotel site recently acquired near St. Tropez in the south of France.

DISNEYLAND PARK
  The Company owns 330 acres and has under long-term lease an additional 39 acres of land in Anaheim, California. Disneyland Park, which opened in 1955, consists of eight principal areas: Toontown, Fantasyland, Adventureland, Frontierland, Tomorrowland, New Orleans Square, Main Street and Critter Country. Each of these areas features themed rides and attractions, restaurants, refreshment stands and merchandise shops. A number of the Disneyland Park attractions are sponsored by corporate participants. The Company markets new attractions as well as the entire Disneyland Park through national and local advertising and promotional activities. The Company owns and operates the 1,100-room Disneyland Hotel near Disneyland Park.

TOKYO DISNEYLAND
  The Company earns royalties on certain revenues generated by the Tokyo Disneyland theme park, which is owned and operated by Oriental Land Co., Ltd., an unrelated Japanese corporation, pursuant to a license agreement between Oriental Land Co., Ltd. and the Company. The park, which opened in 1983, is similar in size and concept to Disneyland Park and is located approximately six miles from downtown Tokyo, Japan.

DISNEY DESIGN AND DEVELOPMENT
  Disney Design and Development, encompassing the Company's two major design and development organizations, Walt Disney Imagineering and Disney Development Company, provides master planning, real estate development, attraction and show design, engineering support, production support, project management and research and development services for the Company's operations.

COMPETITIVE POSITION
  The Company's theme parks and resorts compete with all other forms of entertainment, lodging, tourism and recreational activities. The profitability of the leisure-time industry is influenced by various factors which are not directly controllable, such as economic conditions, amount of available leisure time, oil and transportation prices and weather patterns. The Company believes its theme parks and resorts benefit substantially from the Company's reputation in the entertainment industry for excellent quality and from synergy with activities in other business segments of the Company.

                             FILMED ENTERTAINMENT

  The Company produces live-action and animated motion pictures for distribution to the theatrical, television and home video markets. The Company also produces original television programming for the network and first-run syndication markets. The Company provides programming for and operates The Disney Channel, a pay television programming service, and KCAL-TV, a Los Angeles, California television station.

THEATRICAL FILMS

  Walt Disney Pictures and Television, a wholly-owned subsidiary of the Company, produces and acquires live-action motion pictures that are distributed under the names Walt Disney Pictures, Touchstone Pictures and Hollywood Pictures. In addition, the Company distributes films acquired by Miramax Film Corp. ("Miramax"), which was purchased in 1993, as well as films produced or acquired by Caravan Pictures, Cinergi Productions, Interscope Communications and Merchant-Ivory Productions. The Company also produces animated motion pictures under the name Walt Disney Pictures.

  The Company plans to distribute approximately 60 feature films each year under the total Walt Disney Company banner. The Company seeks to produce several live-action family feature films each year and one to two full-length animated films every twelve months under the Walt Disney Pictures name, together with fifteen to twenty teenage and adult films each year under each of the Touchstone Pictures and Hollywood Pictures names. The Company expects that Miramax will acquire and produce up to 20 films per year. In addition, the Company periodically reissues animated films from the Company's library. The Company's film library at September 30, 1993 included 257 full-length live action (primarily color) features, 32 full-length animated color features and approximately 536 cartoon shorts.

  The Company distributes its filmed products through its own distribution and marketing companies in the United States and most foreign markets.

HOME VIDEO
  The Company distributes directly home video releases from each of its studios in the domestic market. In the international market, the Company distributes both directly and through foreign distribution companies. As of September 30, 1993, approximately 384 titles, including 177 feature films and 207 cartoon and animated features, were available to the home entertainment market.

NETWORK TELEVISION
  The Company's network television operation develops, produces and distributes television programming to network and other broadcasters, under the Touchstone Television and Walt Disney Television labels. Program development is carried out in collaboration with a number of independent writers, producers and creative teams under exclusive development arrangements. Since 1991, the Company has focused on the development, production and distribution of half-hour comedies for network prime-time broadcast, including such series as Home Improvement, Empty Nest, Blossom and Dinosaurs. The Company seeks to syndicate in the domestic market those series that produce enough programs to permit syndicated "strip" broadcasting on a five-days-per-week basis.

  The Company licenses television series developed for United States networks in a number of foreign markets, including Canada, Italy, the United Kingdom, Spain, Germany and Australia.

  Walt Disney Television currently distributes two animated cartoon series for Saturday morning: The Little Mermaid and Marsupilami. The Company also offers a variety of prime-time specials for exhibition on network television.

  The Company believes that its television programs complement the marketing and distribution of its theatrical motion pictures, the Walt Disney World destination resort, Disneyland Park and other businesses.

PAY TELEVISION AND TELEVISION SYNDICATION
  The Company licenses a number of feature films to pay television services, including its wholly-owned subsidiary, The Disney Channel.

  The Company's subsidiary, Buena Vista Television, licenses the theatrical and television film library to the domestic television syndication market. Major packages of the Company's feature films and television programming have been licensed for broadcast and basic cable continuing over several years.

  The Company currently licenses its feature films for pay television on an output basis in several geographic markets, including the United Kingdom and Scandinavia, and has an arrangement with Showtime through 1996 for the United States. In 1993, the Company entered into an agreement to license to the Encore pay television service, over a multi-year period, exclusive domestic pay television rights to Miramax films beginning in 1994 and Touchstone Pictures and Hollywood Pictures films starting in 1997.

  The Company also produces first-run syndication programming, including Siskel & Ebert, a weekly half-hour motion picture review program; The Crusaders, a weekly one-hour investigative news show; Countdown at the Neon Armadillo, a weekly half-hour country and western dance review; Bill Nye, The Science Guy, a weekly half-hour educational program for children; Goof Troop, Darkwing Duck, Bonkers, DuckTales and Tail Spin, all of which are animated cartoon series airing five days a week; and Live with Regis and Kathie Lee, a one-hour daily talk show.

  Certain of the Company's television programs are also syndicated by the Company abroad, including The Disney Club, a weekly series that the Company produces for foreign markets. The Company's television programs are telecast regularly in many countries, including Australia, Brazil, Canada, China, France, Germany, Italy, Japan, Mexico, Spain and the United Kingdom.

THE DISNEY CHANNEL
  The Disney Channel, which has more than 7 million subscribers, is the Company's nationwide pay television programming service. New shows developed solely for original use by The Disney Channel include dramatic, adventure, comedy and educational series, as well as documentaries and first-run television movies. In addition, entertainment specials include shows originating from both the Walt Disney World destination resort and Disneyland Park. The balance of the programming consists of products acquired from third parties and products from the Company's theatrical film and television programming library.

KCAL-TV
  The Company operates KCAL-TV, a commercial station on VHF channel 9 in the Los Angeles area. Its revenues are derived from the sale of advertising time to local, regional and national advertisers.

COMPETITIVE POSITION
  The Company's filmed entertainment businesses (including theatrical films, product distributed through the network, syndication and pay television and home video markets, and The Disney Channel's pay television programming service) compete with all forms of entertainment. The Company also competes to obtain creative talents, story properties, advertiser support, broadcast rights and market share, which are essential to the success of all of the Company's filmed entertainment businesses.

  A significant number of companies produce and/or distribute theatrical and television films, exploit products in the home video market and provide pay television programming service. The Company produces and distributes films designed for family audiences and believes that it is a significant source of such films. The success of all the Company's theatrical motion pictures and television programming is heavily dependent upon public taste, which is unpredictable and subject to change without warning.

                               CONSUMER PRODUCTS

  The Company licenses the name Walt Disney, as well as the Company's characters, visual and literary properties and songs and music, to various consumer manufacturers, retailers, show promoters and publishers throughout the world. The Company also engages in direct retail distribution through The Disney Stores and four consumer catalogs, and is a publisher of books, magazines and comics in the United States and Europe. In addition, the Company produces audio and computer software for all markets, as well as film and video products for the educational marketplace, and sells educational toys, play equipment and classroom furniture for children.

MERCHANDISING AND PUBLICATIONS LICENSING
  The Company's domestic and foreign licensing activities generate royalties which are usually based on a fixed percentage of the wholesale or retail selling price of the licensee's products. Merchandise categories which have been licensed include apparel, watches, toys, gifts, housewares, stationery, sporting goods and domestic items such as sheets and towels. Publication categories which have been licensed include continuity-series books, book sets, art and picture books, magazines and newspaper comic strips.

  In addition to receiving licensing fees, the Company is actively involved in the development and approval of licensed merchandise and in the conceptualization, development, writing and illustration of licensed publications. The Company continually seeks to create new characters to be used in licensed products.

PUBLISHING
  The Company has continued to expand its publishing activities in many parts of the United States and Europe. It has book imprints in the United States offering trade books for children (Disney Press and Hyperion Books for Children) and adults (Hyperion Press). In addition, the Company is a joint venture partner in Disney Hachette Editions, which produces children's books, and Disney Hachette Presse, which produces children's magazines and computer software magazines in France. In the United States, Italy and France, the Company publishes comic magazines for children. The Company also publishes the magazine for children Disney Adventures, the general science magazine Discover and the family entertainment magazine FamilyFun.

THE DISNEY STORES
  The Company markets Disney-related products directly through its retail facilities operated under "The Disney Store" name. These facilities are generally located in leading shopping malls and similar retail complexes. The stores carry a wide variety of Disney merchandise and promote other businesses of the Company. During fiscal 1993 the Company opened 48 new Disney Stores in the United States and Canada, 9 in Europe and 5 in Japan, bringing the total number to 239 as of September 30, 1993. The Company expects to open additional stores in the future in selected markets throughout the country, as well as in Japan and other European, Asian and Latin American countries.

AUDIO PRODUCTS AND MUSIC PUBLISHING
  The Company produces and distributes records, audio cassettes and compact discs for the children's markets in the United States and France and licenses the creation of similar products throughout the rest of the world. The Company publishes printed music exploiting the song copyrights created for the Company's records, film and television programs and develops new songs.

  Domestic retail sales of records, audio cassettes and related materials are the largest source of revenues, while direct marketing, which utilizes catalogs, coupon packages and television, is a secondary means of distribution for the Company. In both the United States and abroad, the Company signs, produces and promotes entertainers primarily for the children's market.

OTHER ACTIVITIES
  The Company is a direct marketer of children's educational toys, play equipment, classroom furniture and activewear apparel through The Disney Catalog, Childcraft, Just for Kids and Playclothes.

  The Company produces audiovisual materials for the educational market, including videocassettes and film strips. It also licenses the manufacture and sale of posters and other teaching aids. The Company markets and distributes, through various channels, animation cel art and other animation-related artwork. In addition, the Company licenses the manufacture of software products for video game machines and publishes its own software programs for personal computers in the areas of entertainment, creativity and children's programs.

COMPETITIVE POSITION
  The Company competes in its character merchandising and other licensing, publishing and retail activities with other licensors, publishers and retailers of character, brand and celebrity names, as well as entertainment and other licensed properties. In the record and music publishing business the Company competes with several other companies. Although public information is limited, the Company believes it is the largest worldwide producer/distributor of children's audio products, as well as the largest licensor of character-based merchandise in the world.

                               HOLLYWOOD RECORDS

  The Company formed Hollywood Records in 1990 to develop and market recordings from new talent across the spectrum of popular music, as well as soundtracks from the Company's live-action motion pictures. Current artists include Yothu Yindi, Brian May (of Queen) and Brian Setzer (formerly of The Stray Cats). During 1990, the Company signed Queen, a group known worldwide since the 1970's, and acquired the U.S. and Canadian distribution rights to their 16-album catalog. In 1993, the North American rights to release material from The Dave Clark Five catalog, a 1960's British pop act, were also acquired. Distribution is handled by Elektra Entertainment, a division of Warner Communications, Inc.

  Hollywood Records competes in its audio business with other record labels for talent and exposure of its product. Many of its competitors are substantially larger than Hollywood Records, with greater financial resources, larger catalogues and rosters of well known and previously successful talent. The success of its products is dependent upon public taste, which is unpredictable, and upon the division's success in attracting talent.

                           DISNEY SPORTS ENTERPRISES

  The Company formed Disney Sports Enterprises in 1993 to provide management and development services for the Company's National Hockey League franchise, the Mighty Ducks of Anaheim. Most of its competitors in the National Hockey League are established franchises that include rosters of well-known and previously successful talent. The Company also competes with all forms of entertainment and other sports franchises to obtain advertiser support, broadcast rights and creative talents which are essential to the success of the franchise.

                                  EURO DISNEY

  The Euro Disney Resort is located on a 4,800-acre site at Marne-la-Vallee, approximately 20 miles east of Paris, France. The project is being developed pursuant to a 1987 master agreement with French governmental authorities by Euro Disney S.C.A., a publicly held French company in which the Company holds a 49% equity interest and which is managed by a subsidiary of the Company.

  The project's first phase involved the construction of the Euro Disneyland theme park, which opened in April 1992. The park draws on a number of European traditions in its five themed lands. Six themed hotels, with a total of approximately 5,200 rooms, are part of the resort complex, together with an entertainment center with a variety of retail, dining and show facilities and a 595-space camping site. The complex is served by direct rail transport to Paris and, beginning in 1994, by high-speed TGV train service.

  The Company receives royalties with respect to various intellectual property rights licensed by the Company to Euro Disney S.C.A. in connection with the project. In addition, the subsidiary of the Company that manages Euro Disney S.C.A. earns management fees based on the revenues and incentive fees based on cash flows of Euro Disney S.C.A. The Company agreed to defer its base management fees relating to 1992 and 1993. Repayment of the deferred amount will be contingent upon Euro Disney attaining profitability. (See Management's Discussion and Analysis on page 13 for further information.)

ITEM 2. PROPERTIES
  The Walt Disney World destination resort, Disneyland Park and other California and Florida properties are described in Item 1 under the caption Theme Parks and Resorts. Film library properties are described in Item 1 under the caption Filmed Entertainment.

  The Company owns approximately 51 acres of land in Burbank, California on which are located its studios and executive offices. The studio facilities are used for the production of both live-action and animated motion pictures and television products. In addition, the Company leases office and warehouse space for certain of its studio and corporate activities. The Company's KCAL-TV facilities are located in Hollywood, California.

  It is the Company's practice to obtain United States and foreign legal protection for its theatrical and television product and its other original works, including the various names and designs of the animated characters and the publications and music which have been created in connection with the Company's filmed products. The Company owns all rights to the name, likeness and portrait of Walt Disney.

ITEM 3. LEGAL PROCEEDINGS
  The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY
  The executive officers of the Company are elected each year at the organizational meeting of the Board of Directors which follows the annual meeting of the stockholders and at such other meetings as appropriate. Each of the executive officers has been employed by the Company in the position or positions indicated in the list and pertinent notes below. Messrs. Eisner, Wells, Disney, Murphy and Shapiro have been employed by the Company as executive officers for more than five years.

  At September 30, 1993, the executive officers were as follows.

                                                                              Executive
      Name            Age                    Title                          Officer Since
- ----------------      ---    -------------------------------------------    -------------
Michael D. Eisner     51     Chairman of the Board and Chief Executive
                               Officer                                          1984
Frank G. Wells        61     President and Chief Operating Officer              1984
Roy E. Disney         63     Vice Chairman of the Board                         1984
Lawrence P. Murphy    41     Executive Vice President-Strategic Planning
                               and Development                                  1985
Sanford M. Litvack    57     Executive Vice President-Law and Human
                               Resources/1/                                     1991
Joe Shapiro           47     Executive Vice President                           1985
Richard D. Nanula     33     Senior Vice President and Chief Financial
                               Officer/2/                                       1990
John J. Garand        46     Vice President-Planning and Control/3/             1992

- --------
/1/ Mr. Litvack joined the Company as Senior Vice President-General Counsel in 1991. He was named to his present position in 1992. Mr. Litvack was previously a member of the executive committee and chairman of the litigation department of the law firm of Dewey Ballantine, of which he was a partner from January 1987 until April 1991. Prior to that, Mr. Litvack was a partner in the law firm of Donovan Leisure Newton & Irvine, serving as chairman of the executive committee from 1983 until December 1986.

/2/ Mr. Nanula joined the Company's strategic planning operation in 1986 and was named Vice President-Treasurer of the Company in January 1990. He was named to his present position in August 1991.

/3/ Mr. Garand was previously Senior Vice President and Chief Financial Officer for Morse Shoe, Inc. from April 1990 until March 1992. Prior to that, Mr. Garand served in various positions at the corporate and subsidiary offices of PepsiCo, Inc. from 1981 until March 1990.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS The Company's common stock is listed on the New York, Pacific, Swiss and
Tokyo stock exchanges (NYSE symbol DIS). The following sets forth the high and low composite sale prices for the fiscal periods indicated, adjusted to reflect the four-for-one split of the common stock effective April 20, 1992.

                                                                   Sales Price
                                                                 ---------------
                                                                  High     Low
                                                                 ------- -------
        1992
       1stQuarter............................................... $30 3/8 $25 7/8
       2ndQuarter...............................................  39 3/8  28 1/2
       3rdQuarter...............................................  41 1/8  34 5/8
       4thQuarter...............................................  37 1/2  32 3/4
        1993
       1stQuarter............................................... $45 1/4 $33 1/4
       2ndQuarter...............................................  47 7/8  41 3/4
       3rdQuarter...............................................  45 1/8  38 1/4
       4thQuarter...............................................  41 3/8      36

  The Company declared one quarterly dividend of $.0525 per share and three quarterly dividends of $.0625 per share in 1993, and in 1992 declared one quarterly dividend of $.04375 per share and three quarterly dividends of $.0525.

  As of September 30, 1993, the approximate number of record holders of the Company's common stock was 408,000.

ITEM 6. SELECTED FINANCIAL DATA

(In millions, except per share data)

                                                1993       1992      1991      1990      1989
Statement of Income
  Revenues                                   $ 8,529.2  $ 7,504.0  $6,112.0  $5,757.3  $4,593.8
  Operating income                             1,724.5    1,435.3   1,094.5   1,339.1   1,228.5
  Income before cumulative effect
    of accounting changes                        671.3      816.7     636.6     824.0     703.3
  Cumulative effect of accounting changes       (371.5)
  Net income                                     299.8      816.7     636.6     824.0     703.3

Per Share
  Earnings before cumulative effect of
    accounting changes                       $    1.23  $    1.52  $   1.20  $   1.50  $   1.27
  Cumulative effect of accounting changes         (.68)
  Earnings                                         .55       1.52      1.20      1.50      1.27
  Cash dividends                                   .24        .20       .17       .14       .12

Balance Sheet
  Total assets                               $11,751.1  $10,861.7  $9,428.5  $8,022.3  $6,657.2
  Borrowings                                   2,385.8    2,222.4   2,213.8   1,584.6     860.6
  Stockholders' equity                         5,030.5    4,704.6   3,871.3   3,488.6   3,044.0

Statement of Cash Flows
  Cash flow                                  $ 2,145.2  $ 1,838.1  $1,496.7  $1,358.9  $1,275.6
  Investing activities                        (2,659.7)  (1,923.7) (1,726.3) (1,181.9) (1,729.2)
  Financing activities                           112.7      (35.7)    295.9     262.0     406.4

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  OPERATIONS

  1993 vs. 1992: Revenues increased in 1993 by 14% to $8.5 billion from 1992 levels. The increase resulted primarily from successful domestic home video releases, increased international theatrical distribution activities, the continued expansion of The Disney Stores worldwide and increased licensing activities. Revenues of $1.8 billion from foreign operations in all business segments increased by 25% and represented 21% of total revenues, an increase of 2 percentage points over 1992.

  Operating income for 1993 increased by 20% to $1.7 billion from $1.4 billion in 1992. The increase was due to the successful domestic and international home video and international theatrical release of Beauty and the Beast, the strong worldwide theatrical release of Aladdin, the domestic home video release of Pinocchio and greater product availabilities in pay television and worldwide television syndication. Theme Parks and Resorts operating income grew as a result of increased domestic theme park per capita spending and higher occupied rooms at the Florida resorts together with increased sales at the Disney Vacation Club and higher royalties from Tokyo Disneyland. Consumer Products results primarily reflected increased demand for Disney licensed products in worldwide markets.

  Income and earnings per share before the cumulative effect of accounting changes in 1993 (described below) decreased 18% to $671.3 million and 19% to $1.23, respectively, from $816.7 million and $1.52 in 1992. The decrease reflects the impact of a charge of $350.0 million to fully reserve the Company's current receivables and funding commitment to Euro Disney and the Company's equity share of Euro Disney's operating loss. (See Note 3 to Consolidated Financial Statements.) The Company's 1993 net income and earnings per share were significantly impacted by the change in accounting method for pre-opening costs and the impact of adoption of two new required Statements of Financial Accounting Standards, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106) and Accounting for Income Taxes (SFAS
109).

  The cumulative effect of the change in accounting method for pre-opening costs resulted in a charge of $271.2 million or $.50 per share. In addition, the cumulative effect of adopting SFAS 106 was a charge of $130.3 million or $.24 per share, partially offset by the $30.0 million or $.06 per share benefit from adopting SFAS 109. (See Notes 1, 7, 8 and 12 to Consolidated Financial Statements.)

  Net income after the cumulative effect of accounting changes in 1993 decreased by 63% to $299.8 million from $816.7 million in 1992 and earnings per share fell 64% from $1.52 to $.55.

  1992 vs. 1991: In 1992, the Company generated a record $7.5 billion in revenues, an increase of 23% over 1991. The increase was driven by strong performance in all three of the Company's business segments: successful home video and theatrical releases, higher theme park attendance and resort occupancy and increased merchandise licensing. Foreign-sourced revenues of $1.5 billion accounted for 19% of total revenues compared with 21% or $1.3 billion in 1991.

  Operating income increased 31% to $1.4 billion from $1.1 billion in 1991. The increase resulted primarily from the success of home video release of library product and strong performances from certain theatrical releases. Consumer Products operating income grew as a result of continued demand for Disney licensed products in worldwide markets and the expansion of the Company's publishing business in Europe. Theme Parks and Resorts results reflected increased park attendance and sharply higher occupied room nights at the Florida resorts.

  Net income for 1992 increased to $816.7 million or 28% over 1991 while earnings per share of $1.52 increased 27% over the $1.20 reported in 1991. (Earnings per share amounts reflected the Company's four-for-one stock split in April 1992.) (See Note 9 to Consolidated Financial Statements.)

THEME PARKS AND RESORTS

  1993 vs. 1992: Revenues for 1993 of $3.4 billion were 4% higher than 1992. This increase was primarily attributable to higher per capita spending at the theme parks and the increased number of occupied rooms at the Florida resorts. Total attendance was flat with the prior year, as the impact of the opening of Mickey's Toontown at Disneyland and the Splash Mountain attraction at Tokyo Disneyland was offset by weakness in the international tourism market at Walt Disney World due to the poor European economy. Per capita spending was higher than the prior year period due to price increases. The increase in occupied rooms resulted from the absorption of additional capacity from the Dixie Landings resort.

  Operating income of $746.9 million in 1993 was 16% higher than the $644.0 million generated in the prior year. The increase was driven by increased per capita spending at the parks, the increased number of occupied rooms and higher room rates at the Florida resorts and continued development and sales of ownership interests at the Disney Vacation Club. Decreased current year development spending at Walt Disney Imagineering and increased royalties at Tokyo Disneyland also contributed to higher operating income. Year-over-year comparisons were also positively impacted by the prior-year charge relating to the termination of the lease on the Queen Mary hotel and attraction.

  1992 vs. 1991: Revenues of $3.3 billion increased 18% from $2.8 billion in 1991. Results reflected increased theme park attendance and higher per capita spending primarily due to price increases. An increase in occupied room nights at the Florida resorts, primarily due to additional capacity from the opening of the 1,008-room Port Orleans resort in May 1991 and the 2,048-room Dixie Landings resort in February 1992, also contributed to the increase in revenues.

  Operating income increased 18% to $644.0 million from the $546.6 million achieved in the prior year. Increased attendance, driven by the 20th Anniversary Celebration at the Magic Kingdom in the Walt Disney World Resort, sharply higher occupied room nights and increased resort occupancy, contributed to the increase in 1992. Partially offsetting these results were higher design and development costs. Additionally, results reflected a charge relating to the termination of the lease on the Queen Mary hotel and attraction and expenses for the 20th Anniversary Celebration.

  1992 attendance at Tokyo Disneyland did not change significantly from 1991 levels.

FILMED ENTERTAINMENT

  1993 vs. 1992: Revenues of $3.7 billion were 18% higher and operating income of $622.2 million was 22% higher in 1993 than the $3.1 billion and the $508.3 million, respectively, reported in 1992. Operating income benefited primarily from the growth in home video and international theatrical and television distribution. Successful home video releases in 1993 included Beauty and the Beast and Pinocchio domestically and Beauty and the Beast and Cinderella internationally. Theatrical revenues and operating income in 1993 were driven by the worldwide release of Aladdin (excluding Europe) and the international release of Beauty and the Beast, Sister Act and The Jungle Book, offset by the disappointing domestic theatrical performances of certain live-action releases. Pay television and worldwide syndication revenues and operating income were also higher, reflecting increased activity as more product was made available to those markets. Results also included the positive impact of continued growth in The Disney Channel subscriber base.

  1992 vs. 1991: Revenues of $3.1 billion increased 20% from $2.6 billion in 1992, reflecting the worldwide success of the Company's animated products in home video, theatrical and television markets. Significant home video sell-through releases in 1992 included Fantasia worldwide and 101 Dalmatians, The Rescuers and The Great Mouse Detective domestically. Theatrical revenues in 1992 were driven by the worldwide release of Beauty and the Beast, Father of the Bride and The Hand That Rocks the Cradle. Also included were the successful releases of Sister Act domestically and Rescuers Down Under and Snow White internationally. Domestic television revenues reflected the continued growth in network television and syndication.

  Operating income increased 60% to $508.3 million from the $318.1 million generated in the prior year. Results benefited primarily from the success of the home video release of the library titles Fantasia and 101 Dalmatians. Library titles generate higher operating margins because most production and distribution costs have already been amortized. Improved domestic theatrical results reflected the successes of Beauty and the Beast, Sister Act and The Hand That Rocks the Cradle. Higher domestic syndication television sales and continuing subscriber growth at The Disney Channel also contributed to the growth in operating income. Partially offsetting these results were the disappointing domestic theatrical performances of certain other live-action releases.

CONSUMER PRODUCTS

  1993 vs. 1992: Revenues of $1.4 billion were 31% higher than the $1.1 billion generated in 1992. Increased revenues reflected the impact of the worldwide expansion of The Disney Stores from 177 to 239 in 1993 and substantial same store sales increases, combined with higher revenues in domestic licensing, publications and records and audio entertainment. Licensing activity in Europe and the Asia/Pacific region, in addition to increased catalog circulation, also contributed to the growth.

  Operating income of $355.4 million was 26% greater than the $283.0 million generated in the prior year. Strong sales of Aladdin and Beauty and the Beast merchandise contributed to the growth in operating income generated by domestic publications, records and audio entertainment and The Disney Stores domestically. Additionally, increased sales of both film and standard character properties contributed to the favorable results in domestic and international licensing. Start-up costs associated with international expansion of The Disney Stores negatively impacted results.

  1992 vs. 1991: Revenues of $1.1 billion increased 49% from $724.0 million in 1991. At September 30, 1992, there were 177 Disney Stores compared to 113 a year earlier. The expansion of The Disney Stores, together with the continued strength of domestic licensed product sales in apparel, toys and publications and growth in European businesses, contributed significantly to the increase in worldwide revenues.

  Operating income increased 23% to $283.0 million from the $229.8 million generated in the prior year. Strong sales of The Little Mermaid, 101 Dalmatians and Beauty and the Beast merchandise contributed to the growth in operating income in 1992. As expected, operating margins declined, reflecting further expansion into lower margin businesses of direct publishing, catalog merchandising and The Disney Stores. Start-up costs associated with new initiatives in publishing negatively impacted results.

CORPORATE ACTIVITIES
GENERAL AND ADMINISTRATIVE EXPENSES

  1993 vs. 1992: General and administrative expenses for 1993 were $164.2 million, representing an 11% increase from the 1992 total of $148.2 million. While Corporate general and administrative expenses remained virtually flat, the increase reflected higher operating losses at Hollywood Records in contrast to the prior year which reflected the success of the Queen catalog.

  1992 vs. 1991: General and administrative expenses for 1992 were $148.2 million, representing an 8% decrease from the 1991 total of $160.8 million. The decrease reflected reduced operating losses at Hollywood Records due to the success of the Queen catalog.

INVESTMENT AND INTEREST INCOME AND INTEREST EXPENSE

  1993 vs. 1992: Total investment and interest income for 1993 was $186.1 million, representing a 43% increase over the 1992 total of $130.3 million. The increase reflected higher investment balances, gains on termination of interest rate swap agreements and the favorable impact of leveraged leasing activities in the current year.

  Interest expense increased 24% to $157.7 million in 1993, primarily due to the write-off of unamortized issuance costs on the Company's subordinated notes (which were redeemed during the year) and higher average borrowing balances, partially offset by the impact of lower average rates. The average borrowing rate decreased from 7.2% in 1992 to 6.9% in 1993. Capitalized interest, which reduces interest expense, was flat compared to the prior year.

  1992 vs. 1991: Total investment and interest income for 1992 was $130.3 million, representing a 9% increase over the 1991 total of $119.4 million. The increase reflected the favorable impact of interest rate swaps and leveraged leasing activities in the current year, partially offset by prior year gains on sales of certain marketable securities.

  Interest expense increased 21% to $126.8 million in 1992, primarily due to increased average borrowings. The average borrowing rate increased from 6.5% in 1991 to 7.2% in 1992. Capitalized interest, which reduces interest expense, decreased in 1992 due to the lower average balances on projects in progress, also contributing to the higher level of interest expense.

INVESTMENT IN EURO DISNEY

  1993 vs. 1992: For the year, the Company's investment in Euro Disney resulted in a loss of $514.7 million, including the charge referred to below, after being partially offset by royalties and gain amortization related to the investment. The operating results of Euro Disney were lower than expected due in part to the European recession affecting Euro Disney's largest markets.

  Euro Disney, its principal lenders and the Company are exploring a financial restructuring for Euro Disney. Throughout 1994, Euro Disney will require significant funding. The Company has agreed to help fund Euro Disney for a limited period, to afford Euro Disney time to attempt a financial restructuring, by spring 1994. Should the financial restructuring not be completed, Euro Disney would face a liquidity problem. The operating results for the fourth quarter and the year, and the need for a financial restructuring, created uncertainty regarding the Company's ability to collect its current receivables and the funding commitment to Euro Disney. Because of this, the Company recorded a charge of $350.0 million in the fourth quarter to fully reserve its current receivables and funding commitment.

  In 1992, the Company's investment in Euro Disney contributed income of $11.2 million. Although Euro Disney incurred a loss for 1992, the Company's 49% share of the net loss was offset by royalties and gain amortization related to its investment.

  1992 vs. 1991: The Euro Disney resort, under construction since 1987, commenced operations on April 12, 1992. The Company's investment in Euro Disney contributed income of $11.2 million in 1992 compared to income from the investment of $63.8 million in 1991. Although Euro Disney incurred a loss for fiscal 1992, the Company's equity share of the net loss was offset by royalties and gain amortization related to its investment. Income from the investment in 1991 represented the Company's equity share of interest earnings and gain amortization.

                        LIQUIDITY AND CAPITAL RESOURCES

  The Company generates significant cash from operations. Cash flow from operating activities amounted to $2.1 billion in 1993, an increase of 17% over 1992. In addition, during fiscal 1993, the Company raised approximately $400 million from the issuance of senior participating notes with interest partially tied to the performances of live-action feature films, $300 million from the issuance of 100-year senior debentures and $231 million from the issuance of medium-term notes.

  In 1993, the Company used $1 billion of funds to redeem the Company's zero coupon subordinated notes and $173 million of funds to settle matured medium-term notes. In addition, the Company used $794 million to further develop the theme parks and new resort properties, primarily construction in process on Disney's Wilderness Lodge, Disney's All Star Resorts and the Twilight Zone Tower of Terror attraction at Walt Disney World and completion of Mickey's Toontown at Disneyland. The Company also used $1.3 billion of funds in development and production of film and television properties. In previous years, a portion of the funding for film production was generated by off-balance-sheet financing.

  The Company's financial condition remains strong and the Company has the resources necessary to meet future anticipated funding requirements. In addition to cash flow from operations, the Company has sufficient unused debt capacity, including an unused $300 million line of credit, to finance its ongoing capital investment program and to take advantage of internal and external development and acquisition opportunities.

  In order to reduce the Company's exposure to risks from foreign currency and interest rate fluctuations, management has adopted an extensive hedging program and it continually monitors the status of its hedging activities. (See Notes 1, 2 and 5 to Consolidated Financial Statements.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Index to Financial Statements and Supplemental Data on page 20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  Information regarding directors appearing under the caption Election of Directors in the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders (the "1994 Proxy Statement") is hereby incorporated by reference.

  Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

  Information appearing under the captions Directors' Remuneration; Attendance and Executive Compensation in the 1994 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information setting forth the security ownership of certain beneficial owners and management appearing under the caption Stock Ownership of Certain Beneficial Owners and Stock Ownership of Directors and Executive Officers in the 1994 Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain related transactions appearing under the caption Related Transactions in the 1994 Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)Exhibits and Financial Statements and Schedules

  (1)Financial Statements and Schedules

    See Index to Financial Statements and Supplemental Data at page 20.

  (2)Exhibits

    3(a)  Restated Certificate of Incorporation of the Company, filed as
          Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended September 30, 1992, is hereby incorporated by reference.
    3(b) Bylaws of the Company, as amended, filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended September 30, 1992, is hereby incorporated by reference.
    4(a) Rights Agreement, dated as of June 21, 1989, between the Company and Security Pacific National Bank, as Rights Agent (including the form of Certificate of Designation of the Series R Preferred Stock attached as Exhibit A thereto and the form of Rights Certificate attached as Exhibit B thereto), filed as Exhibit 1 to the Company's Current Report on Form 8-K, dated June 21, 1989, is hereby incorporated by reference.
    4(b) Indenture, dated as of November 30, 1990, between the Company and Bankers Trust Company, as Trustee, with respect to certain senior debt securities of the Company, filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated January 14, 1991, is hereby incorporated by reference.
    4(c) (i) Credit Agreement, dated as of November 22, 1991, among the Company, Citicorp U.S.A., Inc., as Agent, and certain financial institutions, filed as Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1991, and
          (ii) First Amendment thereto, dated as of February 16, 1993, filed as Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1993, are hereby incorporated by reference.
    4(d) Other long-term borrowing instruments issued by the Company are omitted pursuant to Item 601(b) (4) (iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request.
    10(a) (i) Agreement on the Creation and the Operation of Euro
          Disneyland en France, dated March 25, 1987, and (ii) Letter relating thereto of Michael D. Eisner, Chairman of the Company, dated March 24, 1987, filed as Exhibits 10(b) and 10(a), respectively, to the Company's Current Report on Form 8-K filed April 24, 1987, are hereby incorporated by reference.
    10(b) Limited Recourse Financing Facility Agreement, dated as of April
          27, 1988, among the Company, Citibank Channel Island Limited and Citicorp International, filed as Exhibit (10a) to the Company's Current Report on Form 8-K filed April 29, 1988, is hereby incorporated by reference.
    10(c) (i) Employment Agreement, dated as of January 10, 1989, between the Company and Michael D. Eisner, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1989; (ii) Agreement, dated March 1, 1985, between the Company and Michael D. Eisner, filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1985; and (iii) description of action by the Compensation Committee taken on November 30, 1990, filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended September 30, 1990, are hereby incorporated by reference.
    10(d) (i) Employment Agreement, dated January 10, 1989, between the
          Company and Frank G. Wells, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1989; (ii) Agreement, dated March 1, 1985, between the Company and Frank G. Wells, filed as Exhibit 3 to the Company's Quarterly Report on

          Form 10-Q for the period ended June 30, 1985; and (iii) description of action by the Compensation Committee taken on November 30, 1990, filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended September 30, 1990, are hereby incorporated by reference.
    10(e) Amended and Restated Employment Agreement, dated as of February 1,
          1991, between the Company and Joe Shapiro, filed as Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1991, is hereby incorporated by reference.
    10(f) (i) Contract, dated December 14, 1979, with E. Cardon Walker, to purchase a 2% interest in certain motion pictures to be produced by the Company and to acquire an additional 2% profit participation; and (ii) Amendment thereto, dated August 8, 1980, filed as Exhibits 1 and 3, respectively, to the Company's Annual Report on Form 10-K for the year ended September 30, 1980, are hereby incorporated by reference.
    10(g) Form of Indemnification Agreement entered into or to be entered into by certain officers and directors of the Company as determined from time to time by the Board of Directors, included as Annex C to the Proxy Statement for the Company's 1988 Annual Meeting of Stockholders, is hereby incorporated by reference.
    10(h) Loan Plan for Corporate Officers, filed as Exhibit 10(u) to the
          Company's Annual Report on Form 10-K for the year ended September 30, 1986, is hereby incorporated by reference.
    10(i) 1990 Stock Incentive Plan and the Rules relating to Stock Options and Stock Appreciation Rights thereunder, filed as Exhibits 28(a) and 28(b), respectively, to the Company's Registration Statement on Form S-8 (No. 33-39770), dated April 5, 1991, are hereby incorporated by reference.
    10(j) (i) 1987 Stock Incentive Plan and the Rules relating to Stock
          Options and Stock Appreciation Rights thereunder, (ii) 1984 Stock Incentive Plan and the Rules relating to Stock Options and Stock Appreciation Rights thereunder, (iii) 1981 Incentive Plan and the Rules relating to Stock Options and Stock Appreciation Rights thereunder and (iv) 1980 Stock Option Plan, all as set forth as Exhibits 1(a), 1(b), 2(a), 2(b), 3(a), 3(b) and 4, respectively, to the Prospectus contained in Part I of the Company's
          Registration Statement on Form S-8 (No. 33-26106), dated December 20, 1988, are hereby incorporated by reference.
    10(k) Contingent Stock Award Rules under the Company's 1984 Stock
          Incentive Plan, filed as Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended September 30, 1986, is hereby incorporated by reference.
    10(l) Disney Salaried Retirement Plan, filed as Exhibit 10(m) to the
          Company's Annual Report on Form 10-K for the year ended September 30, 1989, is hereby incorporated by reference.
    10(m) The Walt Disney Company and Associated Companies Key Employees
          Deferred Compensation and Retirement Plan, filed as Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended September 30, 1985, is hereby incorporated by reference.
    10(n) Supplemental Medical and Group Term Life Insurance Plan (summary plan description), filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the year ended September 30, 1985, is hereby incorporated by reference.
    10(o) Group Personal Excess Liability Insurance Plan (summary plan description), filed Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended September 30, 1986, is hereby incorporated by reference.
    10(p) Family Income Assurance Plan (summary plan description), filed as
          Exhibit 10(aa) to the Annual Report on Form 10-K for the year ended September 30, 1986, is hereby incorporated by reference.

    10(q) Disney Salaried Savings and Investment Plan, as amended and restated through June 1, 1990, filed as Exhibit 28(a) to the Company's Registration Statement on Form S-8 (No. 33-35405), filed June 14, 1990, is hereby incorporated by reference.
    10(r) Disney Salaried Savings and Investment Plan Trust Agreement,
          dated June 30, 1992, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1992, is hereby incorporated by reference.
    10(s) Master Trust Agreement for Employees Savings and Retirement
          Plans, as amended and restated through June 1, 1990, between the Company and Bankers Trust Company, as Trustee, filed as Exhibit 28(b) to the Company's Registration Statement on Form S-8 (No. 33-35405), filed June 14, 1990, is hereby incorporated by reference.
    18 Letter from the Company's independent auditors, dated August 9, 1993, regarding preferability of the change in accounting method for project-related pre-opening costs, filed as Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993, is hereby incorporated by reference.
    21    Subsidiaries of The Walt Disney Company.
    23(a) Consent of Price Waterhouse, the Company's independent accountants, is included herein at page 21.
    23(b) Consent of PSAudit, independent accountants of Euro Disney
          S.C.A., is included herein at page 46.
    28 Financial statements required by Form 11-K with respect to the Disney Salaried Savings and Investment Plan for the year ended December 31, 1992, filed as Exhibit 28 to the Annual Report on Form 10-K for the year ended September 30, 1992, as amended by Amendment No. 1 on Form 10-K/A dated June 29, 1993, are hereby incorporated by reference.

(b)Reports on Form 8-K

  (1) The Company filed a Current Report on Form 8-K, dated July 8, 1993, with respect to a press release of Euro Disney S.C.A. dated July 8, 1993.

  (2) The Company filed a Current Report on Form 8-K, dated July 29, 1993, with respect to adoption of the methods of accounting prescribed by Statement of Financial Accounting Standards (SFAS) No. 106 Employers' Accounting for Postretirement Benefits Other Than Pensions and SFAS No. 109 Accounting for Income Taxes and the change in method of accounting for project-related pre-opening costs. As a result of these changes, the Company filed amendments on Form 10-Q/A to its Quarterly Reports on Form 10-Q for the fiscal quarters ended December 31, 1992 and March 31, 1993, reflecting these changes.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE WALT DISNEY COMPANY
                          -----------------------------------------------------
                                              (Registrant)
Date: December 17, 1993   By:               MICHAEL D. EISNER
                          -----------------------------------------------------
                            (Michael D. Eisner, Chairman and Chief Executive
                                                Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                                        Title                       Date
           ---------                                        -----                       ----
Principal Executive Officers
MICHAEL D. EISNER                                   Chairman of the Board and
- -------------------------------                     Chief Executive Officer        December 17, 1993
(Michael D. Eisner)

FRANK G. WELLS                                      President and Chief
- -------------------------------                     Operating Officer              December 17, 1993
(Frank G. Wells)

Principal Financial and Accounting Officers
RICHARD D. NANULA                                   Senior Vice President
- -------------------------------                     and Chief Financial Officer    December 17, 1993
(Richard D. Nanula)

JOHN J. GARAND                                      Vice President - Planning
- -------------------------------                     and Control                    December 17, 1993
(John J. Garand)

Directors
REVETA F. BOWERS                                        Director                   December 17, 1993
- -------------------------------
(Reveta F. Bowers)
ROY E. DISNEY                                           Director                   December 17, 1993
- -------------------------------
(Roy E. Disney)
MICHAEL D. EISNER                                       Director                   December 17, 1993
- -------------------------------
(Michael D. Eisner)
STANLEY P. GOLD                                         Director                   December 17, 1993
- -------------------------------
(Stanley P. Gold)
IGNACIO E. LOZANO, JR.                                  Director                   December 17, 1993
- -------------------------------
(Ignacio E. Lozano, Jr.)
RICHARD A. NUNIS                                        Director                   December 17, 1993
- -------------------------------
(Richard A. Nunis)
IRWIN E. RUSSELL                                        Director                   December 17, 1993
- -------------------------------
(Irwin E. Russell)
ROBERT A.M. STERN                                       Director                   December 17, 1993
- -------------------------------
(Robert A.M. Stern)
E. CARDON WALKER                                        Director                   December 17, 1993
- -------------------------------
(E. Cardon Walker)
RAYMOND L. WATSON                                       Director                   December 17, 1993
- -------------------------------
(Raymond L. Watson)
FRANK G. WELLS                                          Director                   December 17, 1993
- -------------------------------
(Frank G. Wells)
SAMUEL L. WILLIAMS                                      Director                   December 17, 1993
- -------------------------------
(Samuel L. Williams)
GARY L. WILSON                                          Director                   December 17, 1993
- -------------------------------
(Gary L. Wilson)

                    THE WALT DISNEY COMPANY AND SUBSIDIARIES

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                                           PAGE
                                                                           ----
THE WALT DISNEY COMPANY AND SUBSIDIARIES
Report of Independent Accountants and Consent of Independent Accountants.   21
Consolidated Financial Statements of The Walt Disney Company and
 Subsidiaries
  Consolidated Statement of Income
   for the Years Ended September 30, 1993, 1992 and 1991.................   22
  Consolidated Balance Sheet as of September 30, 1993 and 1992...........   23
  Consolidated Statement of Cash Flows
   for Years Ended September 30, 1993, 1992 and 1991.....................   24
  Notes to Consolidated Financial Statements.............................   25
  Quarterly Financial Summary............................................   38

  Financial Statement Schedules

      I.  Marketable Securities - Other Investments.......................  39
     II.  Amounts Receivable from Related Parties and Underwriters,
           Promoters and Employees Other than Related Parties.............  40
      V.  Property, Plant and Equipment...................................  41
     VI.  Accumulated Depreciation of Property, Plant and Equipment.......  42
     IX.  Short-term Borrowings...........................................  43
      X.  Supplementary Income Statement Information......................  44

  Schedules other than those listed above are omitted for the reason that they are not applicable or the required information is included in the financial statements or related notes.

EURO DISNEY S.C.A. AND SUBSIDIARIES
    Report of Independent Accountants...................................... 45
    Consent of Independent Accountants..................................... 46
Consolidated Financial Statements of Euro Disney S.C.A. and Subsidiaries
  Consolidated Statement of Income
   for the Years Ended September 30, 1993, 1992 and 1991................... 47
  Consolidated Balance Sheet as of September 30, 1993 and 1992............. 49
  Consolidated Statement of Cash Flows
   for Years Ended September 30, 1993, 1992 and 1991....................... 50
  Notes to Consolidated Financial Statements............................... 51
  Financial Statement Schedules
    Report of Independent Accountants on Financial Statement Schedules..... 66

     II.  Amounts Receivable from Related Parties and Underwriters,
           Promoters and Employees Other than Related Parties.............  67
      V.  Property, Plant and Equipment...................................  68
     VI.  Accumulated Depreciation of Property, Plant and Equipment.......  69
      X.  Supplementary Income Statement Information......................  70

  Schedules other than those listed above are omitted for the reason that they are not applicable or the required information is included in the financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Walt Disney Company

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Walt Disney Company and its subsidiaries (the "Company") at September 30, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As discussed in Notes 1, 7, 8 and 12 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 109, "Accounting for Income Taxes," and changed its method of accounting for pre-opening costs in fiscal 1993.



PRICE WATERHOUSE



Los Angeles, California
November 22, 1993



                       CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 33-26106, 33-35405 and 33-39770) and Form S-3 (No. 33-49891) of The Walt Disney Company of our report dated November 22, 1993 which appears above.



PRICE WATERHOUSE



Los Angeles, California
December 17, 1993

CONSOLIDATED STATEMENT OF INCOME
(In millions, except per share data)

                                                   Year ended September 30
                                                  ----------------------------
                                                    1993      1992      1991
                                                  --------  --------  --------
REVENUES
 Theme parks and resorts......................... $3,440.7  $3,306.9  $2,794.3
 Filmed entertainment............................  3,673.4   3,115.2   2,593.7
 Consumer products...............................  1,415.1   1,081.9     724.0
                                                  --------  --------  --------
                                                   8,529.2   7,504.0   6,112.0
                                                  --------  --------  --------
COSTS AND EXPENSES
 Theme parks and resorts.........................  2,693.8   2,662.9   2,247.7
 Filmed entertainment............................  3,051.2   2,606.9   2,275.6
 Consumer products...............................  1,059.7     798.9     494.2
                                                  --------  --------  --------
                                                   6,804.7   6,068.7   5,017.5
                                                  --------  --------  --------
OPERATING INCOME
 Theme parks and resorts.........................    746.9     644.0     546.6
 Filmed entertainment............................    622.2     508.3     318.1
 Consumer products...............................    355.4     283.0     229.8
                                                  --------  --------  --------
                                                   1,724.5   1,435.3   1,094.5
                                                  --------  --------  --------
CORPORATE ACTIVITIES
 General and administrative expenses.............    164.2     148.2     160.8
 Interest expense................................    157.7     126.8     105.0
 Investment and interest income..................   (186.1)   (130.3)   (119.4)
                                                  --------  --------  --------
                                                     135.8     144.7     146.4
                                                  --------  --------  --------
INCOME (LOSS) FROM INVESTMENT IN EURO DISNEY.....   (514.7)     11.2      63.8
                                                  --------  --------  --------
INCOME BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGES..........  1,074.0   1,301.8   1,011.9
Income taxes.....................................    402.7     485.1     375.3
                                                  --------  --------  --------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
 CHANGES.........................................    671.3     816.7     636.6
CUMULATIVE EFFECT OF ACCOUNTING CHANGES
 Pre-opening costs...............................   (271.2)      --        --
 Postretirement benefits.........................   (130.3)      --        --
 Income taxes....................................     30.0       --        --
                                                  --------  --------  --------
NET INCOME....................................... $  299.8  $  816.7  $  636.6
                                                  ========  ========  ========
AMOUNTS PER COMMON SHARE
EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING
 CHANGES......................................... $   1.23  $   1.52  $   1.20
CUMULATIVE EFFECT OF ACCOUNTING CHANGES
 Pre-opening costs...............................     (.50)      --        --
 Postretirement benefits.........................     (.24)      --        --
 Income taxes....................................      .06       --        --
                                                  --------  --------  --------
EARNINGS PER SHARE............................... $    .55  $   1.52  $   1.20
                                                  ========  ========  ========
AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING..............................    544.5     536.8     532.7
                                                  ========  ========  ========
PRO FORMA AMOUNTS ASSUMING THE NEW ACCOUNTING
 METHOD FOR PRE-OPENING COSTS IS APPLIED
 RETROACTIVELY
 Net Income...................................... $  571.0  $  672.7  $  564.8
                                                  ========  ========  ========
 Earnings Per Share.............................. $   1.05  $   1.25  $   1.06
                                                  ========  ========  ========

                 See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET
(In millions)

                                                              September 30,
                                                           --------------------
                                                             1993       1992
                                                           ---------  ---------
ASSETS
 Cash and cash equivalents................................ $   363.0  $   764.8
 Investments..............................................   1,888.5    1,407.0
 Receivables..............................................   1,390.3    1,179.3
 Merchandise inventories..................................     608.9      462.8
 Film and television costs................................   1,360.9      760.5
 Theme parks, resorts and other property, at cost
  Attractions, buildings and equipment....................   6,732.1    6,285.3
  Accumulated depreciation................................  (2,286.4)  (1,999.6)
                                                           ---------  ---------
                                                             4,445.7    4,285.7
  Projects in progress....................................     688.2      440.1
  Land....................................................      94.3       72.9
                                                           ---------  ---------
                                                             5,228.2    4,798.7
 Investment in and advances to Euro Disney................       --       659.1
 Other assets.............................................     911.3      829.5
                                                           ---------  ---------
                                                           $11,751.1  $10,861.7
                                                           =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Accounts payable and other accrued liabilities........... $ 2,530.1  $ 1,791.9
 Income taxes payable.....................................     291.0      381.0
 Borrowings...............................................   2,385.8    2,222.4
 Unearned royalty and other advances......................     840.7      872.8
 Deferred income taxes....................................     673.0      889.0
 Stockholders' equity
  Preferred stock, $.10 par value
   Authorized--100.0 million shares
   Issued--none
  Common stock, $.025 par value
   Authorized--1.2 billion shares
   Issued--564.6 million shares and 552.2 million shares..     876.4      619.9
  Retained earnings.......................................   4,833.1    4,661.9
  Cumulative translation adjustments......................      36.7       86.9
                                                           ---------  ---------
                                                             5,746.2    5,368.7
 Less treasury stock, at cost--29.1 million shares and
  27.8 million shares.....................................     715.7      664.1
                                                           ---------  ---------
                                                             5,030.5    4,704.6
                                                           ---------  ---------
                                                           $11,751.1  $10,861.7
                                                           =========  =========

                 See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

                                                   Year ended September 30,
                                                  -----------------------------
                                                    1993       1992      1991
                                                  ---------  --------  --------
Cash Provided by Operations Before Income Taxes.  $ 2,453.9  $2,132.0  $1,757.9
 Income taxes paid..............................     (308.7)  (293.9 )  (261.2 )
                                                  ---------  --------  --------
                                                    2,145.2   1,838.1   1,496.7
                                                  ---------  --------  --------
INVESTING ACTIVITIES
 Theme parks, resorts and other property, net...      793.7     544.4     924.6
 Film and television costs......................    1,264.6     606.0     486.8
 Euro Disney investment and advances............      140.1      68.3      50.6
 Investments, net...............................      481.5     624.5     194.3
 Other..........................................      (20.2)     80.5      70.0
                                                  ---------  --------  --------
                                                    2,659.7   1,923.7   1,726.3
                                                  ---------  --------  --------
FINANCING ACTIVITIES
 Borrowings.....................................    1,256.0     182.8     641.9
 Reduction of borrowings........................   (1,119.2)   (184.6)   (124.6)
 Repurchases of common stock....................      (31.6)      --     (181.1)
 Cash dividends.................................     (128.6)   (105.3)    (87.2)
 Other..........................................      136.1      71.4      46.9
                                                  ---------  --------  --------
                                                      112.7    (35.7 )    295.9
                                                  ---------  --------  --------
Increase (Decrease) in Cash and Cash Equiva-
 lents..........................................     (401.8)   (121.3)     66.3
Cash and Cash Equivalents, Beginning of Year....      764.8     886.1     819.8
                                                  ---------  --------  --------
Cash and Cash Equivalents, End of Year..........  $   363.0  $  764.8  $  886.1
                                                  =========  ========  ========


  The difference between Income Before Income Taxes and Cumulative Effect of
Accounting Changes as shown on the Consolidated Statement of Income and Cash
Provided By Operations Before Income Taxes is explained as follows.

Income Before Income Taxes and Cumulative Effect
 of Accounting Changes..........................  $ 1,074.0  $1,301.8  $1,011.9
                                                  ---------  --------  --------
Cumulative Effect of Accounting Changes.........     (514.2)      --        --
Charges to Income Not Requiring Cash Outlays
 Depreciation...................................      364.2     317.3     263.5
 Amortization of film and television costs......      664.2     442.3     531.0
 Euro Disney....................................      350.0       --        --
 Other..........................................      163.5     155.4      29.7
Changes in
 Receivables....................................     (211.0)   (161.5)   (266.8)
 Merchandise inventories........................     (146.1)   (151.2)    (42.4)
 Prepaid expenses and other assets..............      197.0    (121.3)    (46.9)
 Accounts payable and other accrued liabilities.      544.4     335.9     280.1
 Unearned royalty and other advances............      (32.1)     13.3      (2.2)
                                                  ---------  --------  --------
                                                    1,379.9     830.2     746.0
                                                  ---------  --------  --------
Cash Provided by Operations Before Income Taxes.  $ 2,453.9  $2,132.0  $1,757.9
                                                  =========  ========  ========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid..................................  $    77.3  $   62.5  $   32.4
                                                  =========  ========  ========

                See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Tabular dollars in millions, except per share amounts)

NOTE 1 DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

  The Walt Disney Company, together with its subsidiary companies (the "Company"), is a diversified international entertainment company with operations in the following businesses.

  THEME PARKS AND RESORTS: The Company owns and operates the Disneyland(R) theme park and Disneyland Hotel in California and the Walt Disney World(R) destination resort in Florida. The Walt Disney World destination resort includes the Magic Kingdom, Epcot Center, the Disney-MGM Studios Theme Park, nine hotels and a complex of villas, a nighttime entertainment complex, a shopping village, conference centers, campgrounds, golf courses, water parks and other recreational facilities. The Company earns royalties on certain revenues generated by the Tokyo Disneyland theme park near Tokyo, Japan, which is owned and operated by an unrelated Japanese corporation. The Company's Disney Design and Development unit designs and develops new theme park concepts and attractions, as well as resort properties. The Company also manages and markets vacation ownership interests in the 529-unit Disney Vacation Club under construction at Lake Buena Vista in Florida. In addition, during 1993, the Company acquired property in Vero Beach, Florida on which it plans to construct a 120-room inn and 60 time-share vacation villas.

  FILMED ENTERTAINMENT: The Company produces and acquires live-action and animated motion pictures for distribution to the theatrical, television and home video markets. The Company also produces original television programming for the network and first-run syndication markets. The Company distributes its filmed product through its own distribution and marketing companies in the United States and most foreign markets. The Company provides programming for and operates The Disney Channel, a pay television programming service, and a Los Angeles television station.

  CONSUMER PRODUCTS: The Company licenses the name Walt Disney, its characters, visual and literary properties and songs and music to various consumer manufacturers, retailers and publishers. The Company produces audio and computer software for the children's market, as well as film and video products for the educational market. The Company also operates several catalog businesses primarily for the children's market. Licensed products are distributed throughout the world.

  The Company also has direct publishing operations in the United States in both the children's and adult markets, and in Europe primarily in the children's market. In addition, the Company owns and operates The Disney Stores, which are retail outlets for the Company's merchandise, in selected markets throughout the United States and in Great Britain, Japan, Canada, Puerto Rico and France.

  INVESTMENT IN EURO DISNEY: The Company is an equity investor in the Euro Disney Resort (see Note 3).

SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation: The consolidated financial statements of the Company include the accounts of The Walt Disney Company and its subsidiaries after elimination of intercompany accounts and transactions. Investments in affiliated companies are accounted for using the equity method.

  Revenue Recognition: Revenues from the theatrical distribution of motion pictures are recognized when motion pictures are exhibited. Television licensing revenues are generally recorded when the program material is available for telecasting by the licensee and when certain other conditions are met. Revenues from video sales are recognized on the date that video units are made widely available for sale by retailers.

  Revenues from participants/sponsors at the theme parks are generally recorded over the period of the applicable agreements commencing with the opening of the attraction.

  Cash, Cash Equivalents and Investments: Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

  Debt securities are carried at cost, adjusted for unamortized premium or discount. Marketable equity securities are carried at the lower of aggregate cost or market. Realized gains and losses are determined on an average cost basis.

  Merchandise Inventories: Carrying amounts of merchandise, materials and supplies inventories are generally determined on a moving average cost basis and are stated at the lower of cost or market.

  Film and Television Costs: Film production and participation costs for each production are expensed based on the ratio of the current period's gross revenues to estimated total gross revenues from all sources on an individual production basis. Estimates of total gross revenues are reviewed periodically and amortization is adjusted accordingly.

  Television broadcast rights are amortized principally on an accelerated basis over the estimated useful lives of the programs.

  Theme Parks, Resorts and Other Property: Theme parks, resorts and other property are carried at cost. Depreciation is computed on the straight-line method based upon estimated useful lives ranging from three to fifty years.

  Other Assets: Rights to the name, likeness and portrait of Walt Disney, goodwill and other intangible assets are being amortized over periods ranging from two to forty years.

  Hedging Contracts: In the normal course of business, the Company employs a variety of off-balance-sheet financial instruments to reduce its exposure to fluctuations in interest and foreign currency exchange rates, including interest rate swap agreements and foreign currency forward exchange contracts, options and option combinations. The Company designates interest rate swaps as hedges of investments and debt, and accrues the differential to be paid or received under the agreements as interest rates change over the lives of the contracts. Gains and losses arising from foreign currency forward exchange contracts and options are recognized in income as offsets of gains and losses resulting from the underlying hedged transactions.

  At September 30, 1993 and 1992, the Company had $2.0 billion and $2.2 billion (notional amount), respectively, of foreign currency hedge contracts outstanding, consisting principally of option strategies providing for the sale of foreign currencies. The contracts serve primarily to hedge probable, but not firmly committed, French franc, German mark, Japanese yen and other foreign currency revenues over periods extending up to five years. The fair value of foreign currency hedge contracts, determined by obtaining quotes from brokers, was immaterial at September 30, 1993.

  The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its off-balance-sheet financial instruments and does not anticipate nonperformance by the counterparties.

  Earnings Per Share: Earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.

  Accounting Changes: During the quarter ended June 30, 1993, the Company adopted SFAS No. 106 Employers' Accounting for Postretirement Benefits Other Than Pensions (see Note 8) and SFAS No. 109 Accounting for Income Taxes (see
Note 7) and changed its method of accounting for pre-opening costs (see Note
12). These changes, adopted retroactive to October 1, 1992, had no cash impact.

  The pro forma amounts reflect the effect of retroactive application of expensing pre-opening costs on 1992 and 1991 results.

  Reclassifications: Certain reclassifications have been made in the 1992 and 1991 financial statements to conform to the 1993 presentation.

NOTE 2 CASH, CASH EQUIVALENTS AND INVESTMENTS

  At September 30, 1993, the cost and market value of marketable equity securities were $314.1 million and $329.4 million, respectively. At September 30, 1992, the cost and market value of marketable equity securities were $186.6 million and $205.3 million, respectively. For both 1993 and 1992, cost approximated market value for marketable securities other than marketable equity securities.

  At September 30, 1993 and 1992, interest rate swap agreements related to certain foreign currency denominated investments converted $356.5 million and $244.7 million, respectively, of fixed rate securities to variable rate investments. At September 30, 1993, the Company received interest under these agreements at the three- or six-month lira LIBOR rate and paid interest at a weighted average rate of 10.8%. The agreements expire in two to eight years.

  At September 30, 1993 and 1992, the Company had outstanding interest rate swaps on its investments with notional amounts totaling $350.0 million and $600.0 million, respectively, which effectively converted variable rate investment securities to fixed rate instruments. Under these swap agreements, which expire in two to three years, the Company received interest at a weighted average fixed rate of 8.4% and paid interest at the one-month commercial paper rate at September 30, 1993.

  The carrying amount of cash and cash equivalents approximated fair value because of the short maturity of these instruments.

  The fair values of debt and equity securities were based primarily on quoted market prices for those or similar instruments. The fair value of interest rate swaps was the estimated amount that the Company would receive or pay to terminate the swap agreements, taking into account current interest rates and the current creditworthiness of the swap counterparties. The fair value of investments and related interest rate swaps approximated carrying value as of September 30, 1993.

NOTE 3 INVESTMENT IN EURO DISNEY

  Euro Disney S.C.A. ("Euro Disney"), a publicly traded French company, operates a theme park and resort complex on a 4,800-acre site near Paris, France. Euro Disney commenced operations on April 12, 1992.

  The Company has accounted for its 49% ownership interest in Euro Disney using the equity method of accounting.

  In October 1989, Euro Disney completed a public equity offering of approximately $1 billion. As a result of the offering, the Company's share of the net assets of Euro Disney exceeded its investment by approximately $375 million. The Company is recognizing this gain ratably over an eight-year period, which represents the Company's contractual obligation to manage the development and operation of the complex and maintain an ownership interest of at least 17%.

  In addition to recording its equity in Euro Disney's operating results and amortization of the gain, the Company earned $36.3 million and $32.9 million of royalties in 1993 and 1992, respectively, under certain agreements with Euro Disney. The Company agreed to defer its base management fees for 1992 and 1993. Payment of the deferred amounts will be contingent upon Euro Disney achieving profitability.

  Euro Disney, its principal lenders and the Company are exploring a financial restructuring for Euro Disney. Throughout fiscal 1994, Euro Disney will require significant funding. The Company has agreed to help fund Euro Disney for a limited period, to afford Euro Disney time to attempt a financial restructuring, by spring 1994. Should the financial restructuring not be completed, Euro Disney would face a liquidity problem. Additionally, during the fourth quarter, Euro Disney's operating results were lower than expected due in part to the European recession affecting Euro Disney's largest markets. The operating results and the need for a financial restructuring have created uncertainty regarding the Company's ability to collect its current receivables and the funding commitment to Euro Disney. Because of this, the Company recorded a $350.0 million charge to income in the fourth quarter to fully reserve its current receivables and funding commitment.

  Euro Disney's consolidated financial statements are prepared in accordance with accounting principles generally accepted in France (French GAAP). Under French GAAP, Euro Disney incurred a 1993 net loss of FF 5.3 billion (FF 2.1 billion before the cumulative effect of accounting change), a net loss of FF 188 million in 1992 and net income of FF 249 million in 1991. During 1993, Euro Disney changed its method of accounting for project-related pre-opening costs. Under the new method, such costs are expensed as incurred. The cumulative effect of the change in method on prior years was a charge against income of FF 3.2 billion. The effect of the change on the year ended September 30, 1993, was to decrease the loss before the cumulative effect of accounting change by FF 338 million.

  U.S. generally accepted accounting principles (U.S. GAAP) differ in certain significant respects from French GAAP applied by Euro Disney, principally as they relate to accounting for leases. The summarized consolidated financial statements for Euro Disney set forth below are stated in U.S. dollars in accordance with U.S. GAAP.

                                                                  1993    1992
      BALANCE SHEET                                              ------  ------
      Cash and investments...................................... $  211  $  479
      Receivables...............................................    268     459
      Fixed assets, net.........................................  3,704   4,346
      Other assets..............................................    214     873
                                                                 ------  ------
      Total Assets.............................................. $4,397  $6,157
                                                                 ======  ======
      Accounts payable and other liabilities.................... $  647  $  797
      Borrowings................................................  3,683   3,960
      Common stock..............................................  1,042   1,042
      Retained earnings (deficit)...............................   (975)    358
                                                                 ------  ------
      Total Liabilities and Stockholders' Equity................ $4,397  $6,157
                                                                 ======  ======

                                                           1993    1992   1991
      STATEMENT OF OPERATIONS                             -------  -----  ----
      Revenues........................................... $   873  $ 738  $--
      Costs and expenses.................................   1,114    808   --
                                                          -------  -----  ----
      Operating loss.....................................    (241)   (70)  --
      Net interest income (expense)......................    (287)   (95)   76
                                                          -------  -----  ----
      Income (loss) before income taxes
       and cumulative effect of accounting change........    (528)  (165)   76
      Income taxes.......................................     --      30   (28)
                                                          -------  -----  ----
      Income (loss) before cumulative effect
       of accounting change..............................    (528)  (135)   48
      Cumulative effect of change in
       accounting for pre-opening costs..................    (578)   --    --
                                                          -------  -----  ----
      Net Income (Loss).................................. $(1,106) $(135) $ 48
                                                          =======  =====  ====
      Pro forma amount assuming the change in accounting
       method is applied retroactively................... $  (528) $(418) $(87)
                                                          =======  =====  ====

NOTE 4 FILM AND TELEVISION COSTS

                                                                  1993    1992
                                                                -------- ------
      Theatrical Film Costs
        Released, less amortization............................ $  329.0 $ 64.8
        In process.............................................    548.5  209.1
                                                                -------- ------
                                                                   877.5  273.9
                                                                -------- ------
      Television Costs
        Released, less amortization............................    230.0  190.4
        In process.............................................    130.1  131.0
                                                                -------- ------
                                                                   360.1  321.4
                                                                -------- ------
      Television Broadcast Rights..............................    123.3  165.2
                                                                -------- ------
                                                                $1,360.9 $760.5
                                                                ======== ======

  Based on management's total gross revenue estimates as of September 30, 1993, approximately 84% of unamortized film production costs applicable to released theatrical and television productions are expected to be amortized during the next three years.

NOTE 5 BORROWINGS

                                       Effective   Fiscal Year
                                     Interest Rate  Maturity     1993     1992
                                     ------------- ----------- -------- --------
Subordinated notes (a).............        --%                 $    --  $1,041.4
Medium-term notes (b)..............       4.8       1994-2093     783.7    426.0
Commercial paper (c)...............       3.4         1994        520.0    181.4
Securities sold under agreements to
 repurchase (d)....................       8.1         1994        437.5    231.2
Senior participating notes (e).....       2.9         2000        312.5      --
Other (f)..........................       8.5       1994-2013     332.1    342.4
                                                               -------- --------
                                          5.4%                 $2,385.8 $2,222.4
                                                               ======== ========

- --------
(a) In March 1993, the Company called the subordinated notes at their issuance price plus accrued interest for an aggregate redemption price of $1 billion. The redemption was funded by issuance of medium-term notes and sales of securities.
(b) The Company has executed interest rate swap agreements to convert $464 million of medium-term notes to commercial paper-based floating rate instruments. The effect of these swaps has been reflected in the effective interest rate.
(c) The Company has available through 1996 an unsecured revolving line of bank credit of up to $300 million for general corporate purposes, including the support of commercial paper borrowings. The Company has the option to borrow at various interest rates.
(d) Securities sold under agreements to repurchase are collateralized by certain marketable securities.
(e) The notes pay fixed interest of 7.5% through April 1994 and 1.5% thereafter. Additional interest may be paid based on the performance of a designated portfolio of films. The Company has executed interest rate swap agreements to convert the notes to LIBOR-based floating rate instruments. The effect of these swaps has been reflected in the effective interest rate.
(f) Foreign currency swaps effectively converted $120 million and $137 million at September 30, 1993 and 1992, respectively, of foreign debt issuances to Japanese yen or dollar obligations. The effect of these swaps has been reflected in the effective interest rate. The Company hedges the obligations converted to yen borrowings with a portion of its yen royalty receipts.

  Borrowings, excluding commercial paper and securities sold under agreements to repurchase which mature in 1994, have the following scheduled maturities.

                       1994                  $297.8
                       1995                   133.1
                       1996                   116.1
                       1997                   108.0
                       1998                   117.5

  For commercial paper and securities sold under agreements to repurchase, the carrying amount is a reasonable estimate of fair value. The fair value of other borrowings and associated interest rate swaps approximated carrying value at September 30, 1993. The fair value of the Company's other borrowings is based on quoted market prices for the same or similar issues or on current rates offered to the Company for the same remaining maturities. The fair value of interest rate swaps is the estimated amount that the Company would receive or pay to terminate the swap agreements, taking into account current interest rates and the current creditworthiness of the swap counterparties.

  The Company capitalizes interest on assets constructed for its theme parks, resorts and other developments, and on theatrical and television productions in process. In 1993, 1992 and 1991, respectively, total interest costs incurred were $183.7, $152.1 and $142.4 million, of which $26.0, $25.3 and $37.4 million were capitalized.

NOTE 6 UNEARNED ROYALTY AND OTHER ADVANCES

                                                                   1993   1992
                                                                  ------ ------
      Tokyo Disneyland royalty advances.......................... $490.9 $522.3
      Other......................................................  349.8  350.5
                                                                  ------ ------
                                                                  $840.7 $872.8
                                                                  ====== ======

In 1988, the Company monetized a substantial portion of its royalties through 2008 from certain Tokyo Disneyland operations. The Company has certain ongoing obligations under its contract with the owner and operator of Tokyo Disneyland, and accordingly royalty advances are being amortized through 2008. The maximum amount the Company may be required to fund under certain recourse provisions of the monetization agreement is $145 million. The Company does not anticipate funding any significant amount under this agreement.

NOTE 7 INCOME TAXES

                                                      1993      1992     1991
                                                    --------  -------- --------
INCOME BEFORE INCOME TAXES
 AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES
Domestic (including U.S. exports).................. $  931.4  $1,178.9 $  945.8
Foreign subsidiaries...............................    142.6     122.9     66.1
                                                    --------  -------- --------
                                                    $1,074.0  $1,301.8 $1,011.9
                                                    ========  ======== ========
INCOME TAX PROVISION
Current
 Federal........................................... $  217.3  $  225.8 $  241.7
 State.............................................     47.1      40.3     34.0
 Foreign subsidiaries..............................     63.3      46.1     30.5
 Other foreign.....................................     65.1      48.3     44.5
                                                    --------  -------- --------
                                                       392.8     360.5    350.7
                                                    --------  -------- --------
Deferred
 Federal...........................................     17.0     109.9     10.5
 State.............................................     (7.1)     14.7     14.1
                                                    --------  -------- --------
                                                         9.9     124.6     24.6
                                                    --------  -------- --------
                                                    $  402.7  $  485.1 $  375.3
                                                    ========  ======== ========

                                                                          1993
     COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES                  --------
     Deferred tax assets:
      Accrued liabilities.............................................. $ (142.3)
      Investment in Euro Disney........................................   (204.6)
      State income taxes...............................................    (71.4)
      Pension and other benefit programs...............................    (27.0)
                                                                        --------
       Total deferred tax assets.......................................   (445.3)
                                                                        --------
     Deferred tax liabilities:
      Property and equipment...........................................    753.6
      Licensing revenues capitalized...................................     65.7
      Interest and property taxes......................................     52.8
      Purchase accounting adjustments..................................     51.0
      Leveraged leases.................................................    111.5
      Other............................................................     33.9
                                                                        --------
       Total deferred tax liabilities..................................  1,068.5
                                                                        --------
     Net deferred tax liability before valuation allowance.............    623.2
     Valuation allowance...............................................     49.8
                                                                        --------
     Net deferred tax liability........................................ $  673.0
                                                                        ========

                                                              1993  1992  1991
     RECONCILIATION OF EFFECTIVE INCOME TAX RATE              ----  ----  ----
     Federal income tax rate................................. 34.8% 34.0% 34.0%
     State income taxes, net of Federal income tax benefit...  2.2   2.8   3.3
     Effect of increase in statutory tax rate on deferred
      taxes..................................................  1.6
     Other................................................... (1.1)  0.5  (0.2)
                                                              ----  ----  ----
                                                              37.5% 37.3% 37.1%
                                                              ====  ====  ====

  As discussed in Note 1, the Company adopted SFAS 109 during the quarter ended June 30, 1993, retroactive to October 1, 1992. The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method to the asset and liability method. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Differences between financial reporting and tax bases arise most frequently from differences in timing of income and expense recognition and as a result of business acquisitions. Prior years' financial statements have not been restated to apply the provisions of SFAS 109.

  As a result of adoption, the Company recognized a benefit of $30.0 million, or $.06 per share, representing the cumulative effect of the change on results for years prior to October 1, 1992. The cumulative effect represented the adjustment of previously recorded deferred tax assets and liabilities to reflect the lower prevailing tax rates and the establishment of previously unrecorded deferred tax liabilities. The adoption had no effect on pre-tax income for the year ended September 30, 1993.

  For the year ended September 30, 1993, income tax benefits of $144.7 million were allocated to stockholders' equity. Such benefits are attributable to employee stock option transactions.

NOTE 8 PENSION AND OTHER BENEFIT PROGRAMS

  The Company contributes to various pension plans under union and industry-wide agreements. Contributions are based upon the hours worked or gross wages paid to covered employees. In 1993, 1992 and 1991, the cost recognized under these plans was $16.1, $14.7 and $12.9 million, respectively. The Company's share of the unfunded liability, if any, related to these multi-employer plans is not material.

  The Company also maintains pension plans covering most of its domestic salaried and hourly employees not covered by union or industry-wide pension plans and a non-qualified, unfunded retirement plan for key employees.

  With respect to its defined benefit pension plans, the Company's policy is to fund, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with the requirements of ERISA. Benefits are generally based on years of service and/or compensation.

  Pension cost is summarized as follows.

                                                            1993   1992   1991
                                                            -----  -----  -----
Service cost of current period............................  $29.5  $23.1  $18.9
Interest cost on projected benefit obligations............   31.0   25.9   21.5
Gain on plan assets.......................................  (54.7) (43.3) (18.2)
Net amortization and deferral of unrecognized gain on plan
 assets...................................................   26.2   19.1   (1.4)
                                                            -----  -----  -----
Net pension cost..........................................  $32.0  $24.8  $20.8
                                                            =====  =====  =====

  The weighted average discount rate was 9% for 1993 and 9.5% for 1992 and 1991, and the expected long-term rate of return on plan assets was 9.5% for 1993, 1992 and 1991. The assumed rate of increase in compensation for the salaried plans was 6.8% for 1993, 7% for 1992 and 6.6% for 1991.

  The funded status of the plans and the amounts included in the Company's consolidated balance sheets are as follows.

                                                                  1993    1992
                                                                 ------  ------
Plan assets at fair value, primarily publicly traded stocks and bonds.........................................................  $428.9  $348.0
Actuarial present value of projected benefit obligations
  Accumulated benefit obligations
    Vested.....................................................  (344.6) (279.8)
    Non-vested.................................................   (23.0)  (20.1)
  Provision for future salary increases........................   (65.1)  (57.8)
                                                                 ------  ------
Deficiency in plan assets versus projected benefit obligations.    (3.8)   (9.7)
Unrecognized net loss..........................................    53.8    51.5
Unrecognized prior service cost................................     3.2     3.4
Unrecognized net obligation....................................     4.0     4.2
                                                                 ------  ------
Prepaid pension cost...........................................  $ 57.2  $ 49.4
                                                                 ======  ======

  The Company sponsors a plan to provide postretirement medical benefits to most of its domestic salaried and hourly employees, and contributes to multi-employer welfare plans to provide similar benefits to certain employees under collective bargaining agreements. Employees who have 20 years of service and attain age 62 are currently eligible to participate in the postretirement benefit plan.

  As discussed in Note 1, the Company adopted SFAS 106 during the quarter ended June 30, 1993, retroactive to October 1, 1992. SFAS 106 requires accrual of postretirement benefit costs to actuarially allocate such costs to the years during which employees render qualifying service. Previously, such costs were expensed as actual claims were paid. SFAS 106 also requires recognition of the unfunded and previously unrecognized accumulated postretirement benefit obligation (transition obligation) for all participants in the Company-sponsored plan. The Company elected to immediately recognize the transition obligation which resulted in a charge against income of $130.3 million or $.24 per share, after related income tax benefit of $71.7 million, which represented the cumulative effect of the change in accounting on results prior to October 1, 1992. Under the provisions of SFAS 106, the current period expense exceeded the amount under the previous accounting method by $17.0 million after-tax or $.03 per share for the year ended September 30, 1993.

  The status of the plan at September 30, 1993 was as follows.

                                                                          1993
                                                                         ------
Actuarial present value of accumulated postretirement benefit obliga-
 tion
 Retirees............................................................... $ 40.4
 Fully eligible active plan participants................................   75.7
 Other active plan participants.........................................  132.0
                                                                         ------
                                                                          248.1
Plan assets at fair value, primarily U.S. stocks and bonds..............  (66.8)
Unrecognized net gain...................................................   30.2
                                                                         ------
Accrued postretirement benefit cost..................................... $211.5
                                                                         ======

  The net periodic postretirement benefit cost for the year ended September 30, 1993 included the following components.

Service cost - benefits attributed to service in the period.............. $13.9
Interest cost on accumulated postretirement benefit obligation...........  20.5
Actual return on plan assets.............................................  (4.6)
                                                                          -----
Net periodic postretirement benefit cost................................. $29.8
                                                                          =====

  The annual rate of increase in the per capita cost of covered health care benefits was assumed to be 7%. The health care cost trend rate has a significant effect on the amounts reported. An increase in the assumed health care cost trend rate of 1% for each year would increase the postretirement benefit obligation by $53.3 million and the net service and interest cost components of the net periodic postretirement benefit cost for the year by $8.1 million.

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.5%. The expected long term rate of return on plan assets was 9.5%.

  The Company funds its postretirement health benefit liability on a discretionary basis.

  In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112 Employers' Accounting for Postemployment Benefits (SFAS 112). The Company currently plans to adopt SFAS 112 in fiscal 1995 and does not anticipate the impact will be material.

NOTE 9 STOCKHOLDERS' EQUITY

                                                        Common Paid-In Retained
                                                 Shares Stock  Capital Earnings
(Shares in millions)                             ------ ------ ------- --------
Balance at
 September 30, 1990............................. 546.9  $13.6  $489.2  $3,401.1
 Exercise of stock options, net.................   1.7     .1    46.8       --
 Dividends ($.1675 per share)...................   --     --      --      (87.2)
 Net income.....................................   --     --      --      636.6
                                                 -----  -----  ------  --------
Balance at
 September 30, 1991............................. 548.6   13.7   536.0   3,950.5
 Exercise of stock options, net.................   3.6     .1    70.1       --
 Dividends ($.20125 per share)..................   --     --      --     (105.3)
 Net income.....................................   --     --      --      816.7
                                                 -----  -----  ------  --------
Balance at September 30, 1992................... 552.2   13.8   606.1   4,661.9
 Exercise of stock options, net.................  12.4     .3   256.2       --
 Dividends ($.24 per share).....................   --     --      --     (128.6)
 Net income.....................................   --     --      --      299.8
                                                 -----  -----  ------  --------
Balance at September 30, 1993................... 564.6  $14.1  $862.3  $4,833.1
                                                 =====  =====  ======  ========

  On February 18, 1992, the Board of Directors approved a four-for-one stock split of the Company's common stock, which was approved by the Company's stockholders and became effective on April 20, 1992. The new shares were distributed on May 15, 1992 to holders of record on April 20, 1992. All share and per share data have been restated for all periods presented to reflect the stock split.

  In June 1989, the Company adopted a stockholders' rights plan. The plan becomes operative in certain events involving the acquisition of 25% or more of the Company's common stock by any person or group in a transaction not approved by the Company's Board of Directors. Upon the occurrence of such an event, each right, unless redeemed by the Board, entitles its holder to purchase for $350 an amount of common stock of the Company, or in certain circumstances the acquiror, having a market value of twice the purchase price. In connection with the rights plan, 7.2 million shares of preferred stock were reserved.

  In 1993 and 1992, the Company recorded cumulative foreign currency translation adjustments of $36.7 million and $86.9 million, net of deferred taxes of $25.0 million and $50.4 million, respectively.


  Treasury stock activity for the three years ended September 30, 1993 was as follows.

                                                                        Treasury
                                                                 Shares  Stock
(Shares in millions)                                             ------ --------
Balance at September 30, 1990...................................  19.9   $483.0
 Common stock repurchases.......................................   7.9    181.1
                                                                  ----   ------
Balance at September 30, 1991 and 1992..........................  27.8    664.1
 Common stock repurchases.......................................   0.9     31.6
 Common stock trade-ins on exercised options....................   0.4     20.0
                                                                  ----   ------
Balance at September 30, 1993...................................  29.1   $715.7
                                                                  ====   ======

  In November 1984, the Company adopted a program to repurchase up to 56 million shares. In December 1990, the Company increased the authorized share repurchase amount to 90 million shares. Under this program, the Company repurchased 853,000 shares during the year ended September 30, 1993. Since adoption of the program, a total of 52.8 million shares have been repurchased at prevailing market prices.

NOTE 10 STOCK INCENTIVE PLANS

  Under various plans, the Company may grant stock option and other awards to key executive, management and creative personnel. Transactions under the various stock option and incentive plans during 1993 were as follows.

                                                              1993   1992  1991
(Shares in millions)                                          -----  ----  ----
Outstanding at beginning of year.............................  44.3  44.8  43.2
Awards cancelled.............................................  (1.1) (1.2) (0.7)
Awards granted...............................................   5.6   4.3   4.0
Awards exercised............................................. (12.4) (3.6) (1.7)
                                                              -----  ----  ----
Outstanding at September 30..................................  36.4  44.3  44.8
                                                              =====  ====  ====
Exercisable at September 30..................................  13.4  18.8  17.8
                                                              =====  ====  ====

  Stock option awards are granted at prices equal to at least market price on the date of grant. Options outstanding at September 30, 1993 and 1992 ranged in price from $3.23 to $44.06 and $3.23 to $37.39 per share, respectively. Options exercised during the period ranged in price from $3.23 to $33.35 per share in 1993, from $3.23 to $32.66 per share in 1992, and from $3.14 to $30.75 per share in 1991. Shares available for future option grants at September 30, 1993 were 24.0 million.

NOTE 11 DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                1993     1992
                                                              -------- --------
RECEIVABLES
 Trade, net of allowances.................................... $1,180.7 $1,033.3
 Other.......................................................    209.6    146.0
                                                              -------- --------
                                                              $1,390.3 $1,179.3
                                                              ======== ========
OTHER ASSETS
 Intangibles.................................................  $ 380.3 $  384.5
 Other.......................................................    531.0    445.0
                                                              -------- --------
                                                               $ 911.3 $  829.5
                                                              ======== ========
ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES
 Accounts payable............................................ $1,755.4 $1,382.4
 Payroll and employee benefits...............................    661.9    320.9
 Other.......................................................    112.8     88.6
                                                              -------- --------
                                                              $2,530.1 $1,791.9
                                                              ======== ========

NOTE 12 PRE-OPENING COSTS

  As discussed in Note 1, during 1993 the Company changed its method of accounting for pre-opening costs. In the past, project-related pre-opening costs were capitalized and amortized on a straight-line basis over periods of up to five years. Under the new method, project-related pre-opening costs are expensed as incurred. The cumulative effect of the change in method on prior years was a charge against income of $271.2 million, or $.50 per share, after related income tax benefit of $71.0 million, of which $233.0 million related to the impact of the accounting change on the Company's investment in Euro Disney. The effect of the change on the year ended September 30, 1993 was to increase income by $40.2 million after-tax, or $.07 per share.

NOTE 13 SEGMENTS

                                                     1993      1992      1991
BUSINESS SEGMENTS                                  --------- --------- --------
CAPITAL EXPENDITURES
 Theme parks and resorts.......................... $   593.4 $   380.9 $  790.1
 Filmed entertainment.............................     130.2      76.7     50.1
 Consumer products................................      36.3      38.6     35.5
 Corporate........................................      54.0      48.2     48.9
                                                   --------- --------- --------
                                                   $   813.9 $   544.4 $  924.6
                                                   ========= ========= ========
DEPRECIATION EXPENSE
 Theme parks and resorts.......................... $   269.2 $   249.8 $  213.2
 Filmed entertainment.............................      38.5      29.5     23.9
 Consumer products................................      26.2      16.8     12.4
 Corporate........................................      30.3      21.2     14.0
                                                   --------- --------- --------
                                                   $   364.2 $   317.3 $  263.5
                                                   ========= ========= ========
IDENTIFIABLE ASSETS
 Theme parks and resorts.......................... $ 5,216.0 $ 4,957.2
 Filmed entertainment.............................   3,417.5   2,370.9
 Consumer products................................     707.5     642.8
 Corporate........................................   2,410.1   2,231.7
 Investment in Euro Disney........................               659.1
                                                   --------- ---------
                                                   $11,751.1 $10,861.7
                                                   ========= =========
SUPPLEMENTAL REVENUE AND OTHER DATA
 Theme parks and resorts
  Admissions...................................... $ 1,215.6 $ 1,193.3 $  795.8
  Merchandise, food and beverage..................   1,232.7   1,223.1  1,048.0
 Filmed entertainment
  Theatrical product..............................   2,764.4   2,251.7  1,776.9

                                                   1993       1992       1991
GEOGRAPHIC SEGMENTS                              ---------  ---------  --------
DOMESTIC REVENUES
 United States.................................. $ 6,710.8  $ 6,047.7  $4,844.0
 United States export...........................     399.8      406.0     471.4
INTERNATIONAL REVENUES
 Europe.........................................     994.4      785.9     574.7
 Rest of world..................................     441.6      295.1     241.3
TRANSFERS
 Europe.........................................      (9.8)     (22.8)    (13.8)
 Rest of world..................................      (7.6)      (7.9)     (5.6)
                                                 ---------  ---------  --------
                                                 $ 8,529.2  $ 7,504.0  $6,112.0
                                                 =========  =========  ========
OPERATING INCOME
 United States.................................. $ 1,591.7  $ 1,402.7  $1,120.5
 Europe.........................................     121.8       39.1     (32.1)
 Rest of world..................................      82.5       48.4      35.2
 Unallocated expenses...........................     (71.5)     (54.9)    (29.1)
                                                 ---------  ---------  --------
                                                 $ 1,724.5  $ 1,435.3  $1,094.5
                                                 =========  =========  ========
IDENTIFIABLE ASSETS
 United States.................................. $11,084.5  $10,456.6
 Europe.........................................     519.7      333.8
 Rest of world..................................     146.9       71.3
                                                 ---------  ---------
                                                 $11,751.1  $10,861.7
                                                 =========  =========

  The Company records transfers between geographic areas in accordance with written contracts based upon total revenues or costs as specified in the applicable contracts.

NOTE 14 COMMITMENTS AND CONTINGENCIES

  The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various legal actions involving antitrust, copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

                          QUARTERLY FINANCIAL SUMMARY
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                     December 31 March 31 June 30  September 30
- -------------------------------------------------------------------------------
1993
Revenues............................  $2,391.4   $2,026.4 $1,936.8   $2,174.6
Operating income....................     496.6      401.4    469.9      356.7
Income (loss) before cumulative
 effect of accounting changes.......     275.1      214.8    259.1      (77.7)
Net income (loss)...................     (96.4)     214.8    259.1      (77.7)
Earnings (loss) per share before
 cumulative effect of accounting
 changes............................       .50        .39      .48       (.15)
Earnings (loss) per share...........      (.18)       .39      .48       (.15)

1992
Revenues............................  $1,916.4   $1,629.2 $1,883.3   $2,075.1
Operating income....................     348.4      271.8    419.3      395.8
Net income..........................     208.1      164.1    220.8      223.7
Earnings per share..................       .39        .31      .41        .42

                    THE WALT DISNEY COMPANY AND SUBSIDIARIES

              SCHEDULE I--MARKETABLE SECURITIES--OTHER INVESTMENTS

                               SEPTEMBER 30, 1993

                                                          Cost/Carrying  Market
                                                Principal     Value      Value
                                                --------- ------------- --------
                                                         (In millions)
Secured investments............................  $183.9     $  185.4    $  192.8
Other investments:
  Foreign government securities................   389.2        385.1       432.1
  U.S. government and agency securities........   344.6        354.4       358.7
  Other government securities..................   318.5        323.0       324.0
  Equity securities............................                337.8       342.1
  Other........................................                302.8       304.6
                                                            --------    --------
                                                            $1,888.5    $1,954.3
                                                            ========    ========

                    THE WALT DISNEY COMPANY AND SUBSIDIARIES

            SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                 YEARS ENDED SEPTEMBER 30, 1993, 1992 AND 1991

                                      Balance at                      Balance at
                                      beginning                         end of
                                       of year   Additions Deductions    year
                                      ---------- --------- ---------- ----------
                                                    (In millions)
1993
J. Forsgren/1/.......................    $.5                  $.5
                                         ===                  ===
1992
J. Forsgren/1/.......................    $.5                             $.5
                                         ===                             ===
1991
J. Forsgren/1/.......................               $.5                  $.5
                                                    ===                  ===

- --------
/1/Loan secured by a pledge of shares acquired pursuant to the exercise of stock options; interest payable at 6% on $.3 million, with principal and interest due upon sale of the shares.

                    THE WALT DISNEY COMPANY AND SUBSIDIARIES

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                 YEARS ENDED SEPTEMBER 30, 1993, 1992 AND 1991

                            Balance at                                 Balance
                            beginning            Retirements            at end
                             of year   Additions  or sales   Transfers of year
                            ---------- --------- ----------- --------- --------
                                               (In millions)
1993
Rides and attractions......  $2,013.8               $13.2     $ 84.3   $2,084.9
Buildings..................   1,784.1   $ 99.2        2.7       54.7    1,935.3
Equipment, furniture and
 fixtures..................   1,656.6     90.7       45.2      152.0    1,854.1
Land improvements..........     693.9      2.8        0.6       23.9      720.0
Leasehold improvements.....     136.9     14.1       30.1       16.9      137.8
                             --------   ------      -----     ------   --------
                              6,285.3    206.8       91.8      331.8    6,732.1
Projects in progress.......     440.1    579.9                (331.8)     688.2
Land.......................      72.9     27.2        5.8                  94.3
                             --------   ------      -----     ------   --------
                             $6,798.3   $813.9      $97.6     $  --    $7,514.6
                             ========   ======      =====     ======   ========
1992
Rides and attractions......  $1,902.9               $ 8.4     $119.3   $2,013.8
Buildings..................   1,624.1   $  2.8        2.3      159.5    1,784.1
Equipment, furniture and
 fixtures..................   1,385.7     71.4       26.8      226.3    1,656.6
Land improvements..........     608.1      0.2                  85.6      693.9
Leasehold improvements.....     107.3     15.8        2.7       16.5      136.9
                             --------   ------      -----     ------   --------
                              5,628.1     90.2       40.2      607.2    6,285.3
Projects in progress.......     540.9    506.4                (607.2)     440.1
Land.......................      70.4      2.5                             72.9
                             --------   ------      -----     ------   --------
                             $6,239.4   $599.1      $40.2     $  --    $6,798.3
                             ========   ======      =====     ======   ========
1991
Rides and attractions......  $1,802.1               $ 4.7     $105.5   $1,902.9
Buildings..................   1,233.4   $ 10.1        1.2      381.8    1,624.1
Equipment, furniture and
 fixtures..................   1,053.1     97.2       12.4      247.8    1,385.7
Land improvements..........     510.0      0.3        4.0      101.8      608.1
Leasehold improvements.....      56.0      3.8        3.8       51.3      107.3
                             --------   ------      -----     ------   --------
                              4,654.6    111.4       26.1      888.2    5,628.1
Projects in progress.......     594.0    835.1                (888.2)     540.9
Land.......................      67.0      7.9        4.5                  70.4
                             --------   ------      -----     ------   --------
                             $5,315.6   $954.4      $30.6     $  --    $6,239.4
                             ========   ======      =====     ======   ========

                    THE WALT DISNEY COMPANY AND SUBSIDIARIES

     SCHEDULE VI--ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT

                 YEARS ENDED SEPTEMBER 30, 1993, 1992 AND 1991

                                Balance
                                  at                                    Balance
                               beginning           Retirements Other*    at end
                                of year  Additions  or sales   Changes  of year
                               --------- --------- ----------- -------  --------
                                                (In millions)
1993
Rides and attractions......... $  695.7   $ 79.6      $12.2             $  763.1
Buildings.....................    311.1     59.6        7.2                363.5
Equipment, furniture and
 fixtures.....................    731.9    181.7       55.2                858.4
Land improvements.............    209.3     28.2        0.3                237.2
Leasehold improvements........     51.6     15.1        2.5                 64.2
                               --------   ------      -----             --------
                               $1,999.6   $364.2      $77.4             $2,286.4
                               ========   ======      =====             ========
1992
Rides and attractions......... $  634.0   $ 66.4      $ 4.7             $  695.7
Buildings.....................    272.2     51.1       12.2                311.1
Equipment, furniture and
 fixtures.....................    542.7    159.1       10.4    $ 40.5      731.9
Land improvements.............    182.3     27.1        0.1                209.3
Leasehold improvements........     36.6     13.6                  1.4       51.6
                               --------   ------      -----    ------   --------
                               $1,667.8   $317.3      $27.4    $ 41.9   $1,999.6
                               ========   ======      =====    ======   ========
1991
Rides and attractions......... $  565.5   $ 60.3      $ 0.1    $  8.3   $  634.0
Buildings.....................    244.5     42.8        0.1     (15.0)     272.2
Equipment, furniture and
 fixtures.....................    422.6    127.6        0.5      (7.0)     542.7
Land improvements.............    156.3     23.4                  2.6      182.3
Leasehold improvements........     16.2      9.4        0.1      11.1       36.6
                               --------   ------      -----    ------   --------
                               $1,405.1   $263.5      $ 0.8    $  --    $1,667.8
                               ========   ======      =====    ======   ========

- --------
* Amounts reclassified to conform to presentation of related assets.

                    THE WALT DISNEY COMPANY AND SUBSIDIARIES

                       SCHEDULE IX--SHORT-TERM BORROWINGS

                 YEARS ENDED SEPTEMBER 30, 1993, 1992 AND 1991

                                                                        (c)
                            At end of period                 (b)      Weighted
                            ---------------- (a) Maximum   Average    average
                                    Weighted   amount      amount     interest
                                    average  outstanding outstanding    rate
                                    interest   during      during      during
                            Balance   rate   the period  the period  the period
                            ------- -------- ----------- ----------- ----------
                                               (In millions)
1993
Commercial paper........... $520.0     3.4%    $897.0      $473.2        3.1%
                            ======             ======      ======
Securities sold under
 agreements to repurchase.. $437.5     8.1%    $473.3      $363.9       10.7%
                            ======             ======      ======
1992
Commercial paper........... $181.4     3.2%    $198.6      $115.5        4.0%
                            ======             ======      ======
Securities sold under
 agreements to repurchase.. $231.2    15.6%    $272.0      $244.5       11.7%
                            ======             ======      ======
1991
Commercial paper........... $128.9     5.7%    $643.8      $269.1        7.4%
                            ======             ======      ======
Securities sold under
 agreements to repurchase.. $127.3    11.2%    $127.3      $ 89.7       10.9%
                            ======             ======      ======

- --------
(a) Maximum amount outstanding at any month-end during the period.

(b) Average amount outstanding during the period is computed by dividing the total outstanding at each month-end by the number of months outstanding during the year.

(c) Average interest rate for the year is computed by dividing interest expense by the average amount outstanding.

                    THE WALT DISNEY COMPANY AND SUBSIDIARIES

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                 YEARS ENDED SEPTEMBER 30, 1993, 1992 AND 1991

                                                            1993   1992   1991
                                                           ------ ------ ------
                                                              (In millions)
Maintenance and repairs................................... $227.3 $220.2 $196.0
Taxes, other than payroll and income taxes:
 Property.................................................   87.0   79.4   69.2
Advertising costs.........................................  963.7  859.6  677.7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of EURO DISNEY S.C.A.

  We have audited the consolidated balance sheets of Euro Disney S.C.A. and its subsidiaries at September 30, 1993 and 1992, and the related consolidated statements of income and of cash flows, expressed in French francs, for each of the three years in the period ended September 30, 1993, prepared in conformity with accounting principles generally accepted in France (French
GAAP) as set out on pages 47 to 65 inclusive. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Euro Disney S.C.A. and its subsidiaries at September 30, 1993 and 1992, and the results of their operations and their cash flows, expressed in French francs, for each of the three years in the period ended September 30, 1993, in conformity with accounting principles generally accepted in France.

  As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for pre-opening and start-up costs in 1993.

  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company will require significant funding in fiscal year 1994 and is currently exploring a financial restructuring which, if not completed, will result in liquidity problems. If the financial restructuring is not completed, there would be substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Accounting principles generally accepted in France vary in certain significant respects from accounting principles generally accepted in the United States of America. The application of the latter would have affected the determination of the consolidated net income, expressed in French francs, for each of the three years in the period ended September 30, 1993, and the determination of the consolidated shareholders' equity and consolidated financial position, also expressed in French francs, at September 30, 1993 and 1992, as summarized on the consolidated statements of income and balance sheets and in Note 28 to the consolidated financial statements.

PSAudit
Member of Price Waterhouse

Pradeep Narain

Paris, France
November 15, 1993

                       CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 33-26106, 33-35405 and 33-39770) and Form S-3 (No. 33-49891) of The Walt Disney Company of our reports dated November 15, 1993 which appear on pages 45 and 66.

PSAudit
Member of Price Waterhouse

Pradeep Narain

Paris, France
December 17, 1993

                      EURO DISNEY S.C.A. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                        RECONCILED TO REFLECT U.S. GAAP

                                                    Year ended September 30,
                                                    ---------------------------
                                                      1993     1992     1991
                                                    --------  -------- --------
                                                        (FF in millions,
                                                     except per share data)
Revenues...........................................    5,725    8,463    6,201
Costs and expenses.................................    6,190    7,984    6,215
Depreciation and amortization......................      239      316      --
General and administrative expenses................    1,113      845      --
                                                    --------  -------  -------
Operating Loss.....................................   (1,817)    (682)     (14)
Net interest income................................      104      234      406
Exceptional income (expense).......................   (3,624)     109        4
                                                    --------  -------  -------
Income (Loss) Before Income Taxes..................   (5,337)    (339)     396
Income taxes.......................................      --       151     (147)
                                                    --------  -------  -------
Net income (loss) on French GAAP basis.............   (5,337)    (188)     249
                                                    --------  -------  -------
U.S. GAAP Adjustments:
 Lease-related adjustments.........................     (794)    (350)     --
 Pre-opening costs.................................      --      (125)     --
 Other.............................................      (32)     (36)      17
 Reversal of cumulative effect of accounting
  change...........................................    3,213      --       --
                                                    --------  -------  -------
Income (Loss) Before Cumulative Effect of
 Accounting Change.................................   (2,950)    (699)     266
Cumulative effect of change in accounting method
 for pre-opening and start-up costs................   (3,177)     --       --
                                                    --------  -------  -------
Net Income (Loss) on a U.S. GAAP Basis.............   (6,127)    (699)     266
                                                    ========  =======  =======


                 See Notes to Consolidated Financial Statements

                      EURO DISNEY S.C.A. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                        RECONCILED TO REFLECT U.S. GAAP

                                                    Year ended September 30,
                                                    ----------------------------
                                                      1993      1992     1991
                                                    --------  --------  --------
                                                        (FF in millions,
                                                     except per share data)
Earnings (Loss) Per Share Before Cumulative Effect
 of Accounting Change.............................    (17.35)    (4.11)    1.56
Cumulative effect of change in accounting method
 for pre-opening and start-up costs...............    (18.69)      --       --
                                                    --------  --------  -------
Earnings (Loss) Per Share.........................    (36.04)    (4.11)    1.56
                                                    ========  ========  =======
Average Number of Common Shares Outstanding (in
 millions)........................................       170       170      170
                                                    ========  ========  =======
Pro Forma Amounts Assuming the New Accounting
 Method for Pre-opening and Start-up Costs is
 Applied Retroactively
 Net Loss.........................................    (2,950)   (2,255)    (489)
                                                    ========  ========  =======
 Loss Per Share...................................    (17.35)   (13.26)   (2.88)
                                                    ========  ========  =======



                 See Notes to Consolidated Financial Statements

                      EURO DISNEY S.C.A. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                        RECONCILED TO REFLECT U.S. GAAP

                                 SEPTEMBER 30,            September 30,
                             -----------------------  -----------------------
                                      1993                     1992
                             -----------------------  -----------------------
                                       U.S.                     U.S.
                             FRENCH    GAAP    U.S.   French    GAAP    U.S.
                              GAAP   ADJUSTED  GAAP    GAAP   Adjusted  GAAP
                             ------  -------- ------  ------  -------- ------
                                           (FF in millions)
ASSETS
Cash and short-term
 investments................  1,204      --    1,204   2,286      --    2,286
Receivables.................  6,502   (4,975)  1,527   6,277   (4,087)  2,190
Inventories.................    221      --      221     387      --      387
Theme parks, resorts and
 other property, at cost
 and and secondary
  infrastructure............  1,274    1,767   3,041   1,349      236   1,585
 Attractions, buildings and
  equipment.................  2,725   15,275  18,000   2,605   15,988  18,593
 Accumulated depreciation...   (378)  (1,034) (1,412)   (175)    (276)   (451)
                             ------   ------  ------  ------   ------  ------
                              3,621   16,008  19,629   3,779   15,948  19,727
 Projects in progress.......  1,490      --    1,490   1,009      --    1,009
                             ------   ------  ------  ------   ------  ------
                              5,111   16,008  21,119   4,788   15,948  20,736
Intangible assets, net......    173       14     187   1,491      --    1,491
Deferred charges............    510      303     813   2,001      289   2,290
                             ------   ------  ------  ------   ------  ------
                             13,721   11,350  25,071  17,230   12,150  29,380
                             ======   ======  ======  ======   ======  ======
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Accounts payable and other
 accrued liabilities........  3,926     (238)  3,688   3,981     (178)  3,803
Borrowings..................  8,278   12,721  20,999   6,222   12,671  18,893
Stockholders' equity
 Common stock...............  6,580      --    6,580   6,580      --    6,580
 Retained earnings
  (deficit)................. (5,063)  (1,133) (6,196)    447     (343)    104
                             ------   ------  ------  ------   ------  ------
                              1,517   (1,133)    384   7,027     (343)  6,684
                             ------   ------  ------  ------   ------  ------
                             13,721   11,350  25,071  17,230   12,150  29,380
                             ======   ======  ======  ======   ======  ======


                 See Notes to Consolidated Financial Statements

                      EURO DISNEY S.C.A. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                             Year ended September 30,
                            ----------------------------
                              1993      1992      1991
                            --------  --------  --------
                                 (FF in millions)
Cash flow from (used in)
 operating activities.....      (716)    1,228     1,984
                            --------  --------  --------
Cash flow used in
 investing activities
 Intangible assets........        16     1,607        54
 Tangible assets..........       534     2,187     1,464
 Increase in deferred
  charges.................       424       345       654
 Investment in initial
  inventories.............       --        345        41
                            --------  --------  --------
Cash flow used in
 investing activities.....       974     4,484     2,213
                            --------  --------  --------
Cash flow from (used in)
 financing activities
 Long-term borrowings.....     2,016     1,949     4,226
 Long-term loans to
  financing companies.....    (1,235)   (2,423)   (1,566)
 Cash dividends...........      (173)      --        --
                            --------  --------  --------
Cash flow from (used in)
 financing activities.....       608      (474)    2,660
                            --------  --------  --------
Change in Cash and Cash
 Equivalents..............    (1,082)   (3,730)    2,431
Cash and Cash Equivalents,
 Beginning of Year........     2,286     6,016     3,585
                            --------  --------  --------
Cash and Cash Equivalents,
 End of Year..............     1,204     2,286     6,016
                            ========  ========  ========

  The difference between Net Income as shown on the Consolidated Statement of Income and Cash Provided By Operations is explained as follows.

Net income (loss).........    (5,337)     (188)      249
 Cumulative effect of
  accounting change.......     3,213       --        --
 Deferred income tax
  provision (benefit).....       --       (151)      147
 Depreciation and
  amortization............       227       363        48
 Amortization of debt
  issue costs.............        12        13        13
 Bond redemption premium..        40        47       --
 Changes in
  Receivables.............       996     1,540    (1,482)
  Accounts payable and
   other accrued
   liabilities............        25      (396)    2,422
  Other...................       108       --        587
                            --------  --------  --------
Cash flow from (used in)
 operating activities.....      (716)    1,228     1,984
                            ========  ========  ========


                See Notes to Consolidated Financial Statements

                      EURO DISNEY S.C.A. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

  Euro Disney S.C.A. (the "Company") and its wholly owned subsidiaries (collectively, the "Group") commenced operations on April 12, 1992, with the official opening of the Euro Disney Resort (the "Opening"). The Group operates the Euro Disney Resort which includes the Euro Disneyland theme park (the "Theme Park"), six hotels, the Festival Disney entertainment center, the Davy Crockett Ranch and a golf course (collectively, the "Resorts") at Marne-la-Vallee, France. In addition, the Group manages the real estate development and expansion of the related infrastructure of the property. The Group owns the Disneyland Hotel, ranch, golf course and land for the hotels and leases the Theme Park and Phase 1B facilities from the Financing Companies (see terms defined below).

  The Company, a publicly held French company, is owned 49% by EDL Holding Company and managed by Euro Disney S.A. (the Company's Gerant), both wholly-owned, indirect subsidiaries of The Walt Disney Company.

  Entities included in the consolidated financial statements and their primary operations/activities are as follows:

             COMPANY                       PRIMARY OPERATING ACTIVITY
             -------                       --------------------------
 Euro Disney S.C.A.               Operator of the Euro Disneyland Theme Park,
                                   Disneyland Hotel, Davy Crockett Ranch and
                                   Euro Disney golf course, and
                                   manager of real estate development
 EDL Hotels S.C.A.                Operator of the Phase 1B hotels and Festival
                                   Disney entertainment center
  Centre de Divertissements S.A.  Special purpose leasing companies, all
  Newport Bay Club S.A.            wholly owned subsidiaries of EDL Hotels
  Cheyenne Hotel S.A.              S.C.A., which were created in connection
  Hotel New York S.A.              with the leasing and financing of the Phase
  Sequoia Lodge S.A.               1B Facilities
  Hotel Santa Fe S.A.
 EDL Services S.A.                Management company of the Phase 1B Financing
                                   Companies
 EDL Hotels Participations S.A.   General Partner of EDL Hotels S.C.A., ED
                                   Resort S.C.A., ED Resort Services S.C.A.
 Euro Disney Vacances S.A.        Tour operator that sells holiday packages to
                                   the Euro Disney Resort, principally to
                                   guests from Germany, Italy and The Nether-
                                   lands
  Euro Disney Vacaciones S.A.*    Wholly owned subsidiary of Euro Disney
                                   Vacances S.A., functioning as a tour
                                   operator in Spain
 Euro Disney Finances S.A.*       Companies created for anticipated Phase II
 ED Resort S.C.A.*                 financing (see below)
 ED Resort Services S.A.*
 ED Resort Services S.C.A.*
 S.E.T.E.M.O. Imagineering        Planning and construction company for the
 S.A.R.L.*                         anticipated second theme park
 Debit de Tabac S.N.C.+           Distributor of tobacco at Festival Disney

- --------
* Created in 1992

+ Created in 1993

                      EURO DISNEY S.C.A. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  The Group has various arrangements with Euro Disneyland S.N.C. for the financing of Phase 1A, and with the six companies (S.N.C.'s) that were established for the financing of Phase 1B of the Euro Disney Resort (the "Phase 1B Financing Companies"), as described below. The Group has no ownership interest in these S.N.C.'s. Reference to the "Financing Companies" includes Euro Disneyland S.N.C. and the Phase 1B Financing Companies.

PHASE I FINANCING

 Phase 1A

  In November 1989, various agreements were signed between the Company and Euro Disneyland S.N.C. for the development and financing of the Theme Park. Pursuant to a sale-leaseback agreement, the assets of the Theme Park were sold by the Company to Euro Disneyland S.N.C. and are being leased back to the Company.

 Phase 1B

  In March 1991, various agreements were signed for the development and financing of five hotels and the entertainment center (the "Phase 1B Facilities"). Pursuant to sale-leaseback agreements, the Phase 1B Facilities were sold by the Company to the Phase 1B Financing Companies and are being leased back indirectly through special purpose leasing companies to the operator, EDL Hotels S.C.A.

PHASE II DEVELOPMENT

  The second development phase of the Euro Disney Resort primarily consists of a second theme park, Disney MGM Studio Europe ("DMSE"). In view of its operating results and the overall economic environment, the Company decided in fiscal year 1993 to delay its expansion plans, for the time being.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PREPARATION

  The Group's consolidated financial statements are prepared in conformity with accounting principles generally accepted in France. In order to comply with generally accepted accounting principles in the United States, certain adjustments (particularly those related to the assets of the Theme Park and the Phase 1B Facilities, which are being financed under leaseback arrangements and are accounted for as operating leases in accordance with French accounting principles rather than capitalized) and supplemental disclosures to the consolidated financial statements have been made, as described in Note 28.

LIQUIDITY

  The Group, its principal lenders and The Walt Disney Company are exploring a financial restructuring for Euro Disney. Throughout fiscal year 1994, the Group will require significant funding. Should the financial restructuring not be completed, the Group would face a liquidity problem. The Walt Disney Company has agreed to help fund the Group for a limited period, to afford Euro Disney time to attempt a financial restructuring by spring 1994.

CHANGE IN ACCOUNTING METHOD FOR PRE-OPENING AND START-UP COSTS

  In September 1993, the Group changed its method of accounting for pre-opening and start-up costs. Effective October 1, 1992, project-related pre-opening and start-up costs are expensed as incurred. In the past, such costs were capitalized and amortized on a straight line basis over 5 or 20 years.

                      EURO DISNEY S.C.A. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  The Group's new management has adopted revised business strategies and believes that the new accounting method is more appropriate in this context. In addition, it corresponds to a similar change in accounting method recently adopted by The Walt Disney Company.

  The cumulative effect of the change in method as of October 1, 1992, was FF 3,213 million and has been included as exceptional expense in 1993. The impact of the change for the year ended September 30, 1993 on operating income was to reduce the loss before exceptional income by FF 338 million. Assuming the change was applied retroactively to prior years, the 1992 consolidated net loss would have increased by FF 1,705 million and the 1991 consolidated net income would have decreased by FF 755 million. These include pre-opening and start-up costs of FF 1,893 million capitalized in 1992 and FF 755 million capitalized in 1991 offset by FF 188 million of pre-opening and start-up costs amortization recorded in 1992.

FIXED ASSETS

  Intangible assets are carried at cost. Amortization is computed on the straight-line method over two to ten years.

  Tangible fixed assets are carried at cost. Depreciation is computed on the straight-line method based upon estimated useful lives, as follows:

      . Buildings................................................ 20 to 33 years
      . Infrastructure and leasehold improvements................ 10 to 33 years
      . Furniture, fixtures and equipment........................  4 to 10 years

  Interest costs incurred for the construction of tangible fixed assets and the acquisition and development of land are capitalized. Projects under development are capitalized to the extent technical and economic feasibility has been established.

DEBT ISSUE COSTS

  Direct costs of the issuance of debt are capitalized and amortized on a straight-line basis over the life of the debt. Upon conversion of convertible debt, the pro-rata amount of unamortized issue costs is offset against the share premium arising from the issuance of the related shares.

INVENTORIES

  Inventories are stated at the lower of cost or market value, on a weighted-average cost basis.

SHORT-TERM INVESTMENTS AND CASH

  Cash and cash equivalents consist of cash on hand and short-term investments with original maturities of three months or less. Short-term investments are stated at the lower of cost or market value.

INCOME TAXES

  The Group files a consolidated tax return. The Group provides for deferred income taxes on temporary differences between financial and tax reporting. The Group uses the liability method under which deferred taxes are calculated applying legislated tax rates expected to be in effect when the temporary differences will reverse.

PARTICIPANT REVENUE

  Fees billed to companies ("Participants") which enter into long-term marketing agreements with the Group for the sponsorship of attractions are recognized as revenue over the period of the applicable agreements commencing with the opening of the attraction. Fees billed to Participants prior to Opening were recognized as revenue over fiscal years 1992 and 1993, reflecting the high marketing costs incurred during this period.

                      EURO DISNEY S.C.A. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

CONVERTIBLE BOND REDEMPTION PREMIUM

  The liability for the convertible bond redemption premium is provided for on a straight-line basis over the term of the bonds, depending on the probability that the premium will be paid.

FINANCIAL INSTRUMENTS

  In the normal course of business, the Group employs a variety of off-balance-sheet financial instruments to reduce its exposure to fluctuations in interest and foreign currency exchange rates, including interest rate swap agreements, forward rate agreements, options on swaps, foreign currency forward exchange contracts and foreign exchange options. The Group designates interest rate instruments as hedges of debt and lease obligations, and accrues the differential to be paid or received under the agreements as interest rates change over the lives of the contracts. Gains and losses arising from foreign currency instruments are deferred and recognized in income as offsets of gains and losses resulting from underlying hedged transactions.

  The Group continually monitors its positions with, and the credit quality of, major international financial institutions which are counterparties to its off-balance-sheet financial instruments and does not anticipate non-performance.

FOREIGN CURRENCY TRANSACTIONS

  Transactions denominated in foreign currencies are recorded in French francs at the exchange rate prevailing at the month-end prior to the transaction date. Receivables and liabilities denominated in foreign currencies are stated at their equivalent value in French francs at the exchange rate prevailing at the balance sheet date. Net exchange gains or losses resulting from the translation of assets and liabilities in foreign currencies at the balance sheet date are deferred as translation adjustments. Provision is made for all unrealized exchange losses to the extent not hedged.

RECLASSIFICATIONS

  Certain reclassifications to the 1992 and 1991 comparative amounts have been made to conform to the 1993 presentation of the consolidated financial statements.

2. INTANGIBLE ASSETS

                                                             1993       1992
                                                            --------  ---------
                                                            (FF in millions)
      Start-up costs.......................................     --        1,458
      Software and other...................................     256         240
                                                            -------   ---------
                                                                256       1,698
      Accumulated amortization.............................     (83)       (207)
                                                            -------   ---------
                                                                173       1,491
                                                            =======   =========

  Between January 1, 1992 and Opening, the Group incurred start-up costs for the marketing of the Euro Disney Resort, recruiting and training of new cast members hired for operations, as well as testing of facilities and computer systems. These costs were capitalized and amortized over 5 years. As described in Note 1, the Group changed its method of accounting for start-up costs in fiscal year 1993. Effective October 1, 1992, start-up costs are expensed as incurred.

                      EURO DISNEY S.C.A. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. TANGIBLE FIXED ASSETS

                                    Balance at
                                    beginning                       Balance at
                                     of year   Additions Deductions end of year
                                    ---------- --------- ---------- -----------
                                                 (FF in millions)
1993
Land and infrastructure............   1,349        278       (353)     1,274
Buildings..........................   1,832        389       (482)     1,739
Leasehold improvements, furniture
 and fixtures......................     374        226         (3)       597
Other..............................     399         28        (38)       389
Construction in progress...........   1,009      1,103       (622)     1,490
                                      -----      -----     ------      -----
                                      4,963      2,024     (1,498)     5,489
Accumulated depreciation...........    (175)      (227)        24       (378)
                                      -----      -----     ------      -----
                                      4,788      1,797     (1,474)     5,111
                                      =====      =====     ======      =====
1992
Land and infrastructure............     883        466        --       1,349
Buildings..........................     --       1,837         (5)     1,832
Leasehold improvements, furniture
 and fixtures......................     212        168         (6)       374
Other..............................     200        201         (2)       399
Construction in progress...........   1,481      1,290     (1,762)     1,009
                                      -----      -----     ------      -----
                                      2,776      3,962     (1,775)     4,963
Accumulated depreciation...........     (54)      (121)       --        (175)
                                      -----      -----     ------      -----
                                      2,722      3,841     (1,775)     4,788
                                      =====      =====     ======      =====

  Fixed assets include capitalized interest costs of FF 314 million and FF 212 million, at September 30, 1993 and 1992, respectively. At September 30, 1993, construction in progress primarily represents Disney MGM Studio Europe costs (FF 1,120 million) and Euro Disneyland park expansion construction costs (FF 208 million). At September 30, 1992, construction in progress included Phase II planning and design costs (FF 848 million) and the Euro Disney golf course (FF 126 million) which opened October 3, 1992.

  Following a revision of the development agreement between the Company and Euro Disneyland S.N.C., FF 781 million of assets, capitalized in the Company's records at September 30, 1992, were sold at cost to Euro Disneyland S.N.C. in July 1993.

4. LONG-TERM RECEIVABLES

  Included in receivables are the following amounts:

                                                                     1993  1992
                                                                     ----- -----
                                                                       (FF in
                                                                      millions)
      Euro Disneyland S.N.C.(a)..................................... 3,849 2,508
      Phase 1B Financing Companies(b)............................... 1,238 1,468
      VAT--long-term receivable(c)..................................   128   --
      Deposits......................................................     8    12
                                                                     ----- -----
                                                                     5,223 3,988
                                                                     ===== =====

- --------
(a) Euro Disneyland S.N.C.
  Pursuant to the Theme Park financing agreements, the Group has provided long-term subordinated loans of FF 3.8 billion, including FF 1.6 billion during 1993, to Euro Disneyland S.N.C. bearing interest at a rate of 3-month PIBOR (Paris Interbank Offering Rate) which, in 1993, averaged 10.34%. The loans will be repaid during the 20-year Theme Park lease period and are pledged as a guarantee for future lease payments. At September 30, 1992, accrued interest receivable on the loans was FF 308 million and is included above.

                      EURO DISNEY S.C.A. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. LONG-TERM RECEIVABLES--(CONTINUED)

(b) Phase 1B Financing Companies
  Pursuant to the Phase 1B financing agreements, the Group has provided long-term loans of FF 1.45 billion, to the Phase 1B Financing Companies, bearing interest at 11% from the contractual completion date of the Phase 1B Facilities. FF 228 million was repaid during the year-ended September 30, 1993. The remaining loans are due over approximately 9 years, beginning in 2001. At September 30, 1993 and 1992, accrued interest receivable on these loans was FF 16 million and FF 18 million, respectively, and is included above.
(c) V.A.T.--Long-term Receivable
  Following a change in the tax law relating to the Value-Added Tax, the Group has recorded a long-term receivable due from the tax authorities. This receivable is due over a period not exceeding 20 years and bears interest at a maximum rate of 4.5%.

5. INVENTORIES

                                                             1993       1992
                                                           --------   --------
                                                           (FF in millions)
      Merchandise, food and beverage......................      195        293
      Supplies............................................       99        109
                                                           --------   --------
                                                                294        402
      Allowance...........................................      (73)       (15)
                                                           --------   --------
                                                                221        387
                                                           ========   ========

6. ACCOUNTS RECEIVABLE FROM FINANCING COMPANIES

  Included in receivables at September 30, 1992, was FF 585 million, representing amounts owed to the Group by the Financing Companies for construction sales. These amounts were paid in fiscal year 1993.

7. TRADE ACCOUNTS RECEIVABLE

  Included in receivables at September 30, 1993 and 1992, are trade accounts receivable of FF 313 million and FF 456 million, respectively, which are due primarily from tour operators, agents and travel groups, arising from sales of theme park entrance tickets, hotel rooms and amenities, as well as billings for participant fees. At September 30, 1993 and 1992, FF 34 million and FF 20 million, respectively, were provided for uncollectible accounts. All amounts are due within one year.

8. OTHER ACCOUNTS RECEIVABLE

  Included in receivables at September 30, 1993 and 1992, are other accounts receivable of FF 966 million and FF 1,248 million, respectively. These amounts are due within one year and consist primarily of recoverable value-added taxes and advances to suppliers.

9. SHORT-TERM INVESTMENTS

  Short-term investments include money market instruments and certificates of deposit, carried at cost, which approximated market value at September 30, 1993 and 1992. At September 30, 1993 and 1992, FF 30 million and FF 60 million, respectively was pledged pursuant to the Group's financing agreements as guarantees for future construction payments, land acquisitions, and other financial transactions.

                      EURO DISNEY S.C.A. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. DEFERRED CHARGES

                                                                1993      1992
                                                               -------- ---------
                                                               (FF in millions)
      Pre-opening costs(a)....................................     --       1,896
      Financial contributions to public infrastructure(b).....     394        --
      Debt issue costs(c).....................................      88        100
      Foreign currency translation adjustments................      28          5
                                                               -------  ---------
                                                                   510      2,001
                                                               =======  =========

- --------
(a) Costs incurred prior to January 1, 1992, to establish the organization and operating structure of the Group, were deferred and amortized over 20 years. As described in Note 1, the Group changed its method of accounting for pre-opening costs in fiscal year 1993. Effective October 1, 1992, pre-opening costs are expensed as incurred.

(b) This primarily represents a payment of FF 232 million made by the Group to the S.N.C.F. (Societe Nationale de Chemins de Fer Francais), the French national railway company, as part of its financial commitment to the construction of the T.G.V. (Train a Grande Vitesse) railway station located within the Euro Disney Resort. This contribution will be amortized over twenty years, commencing with the opening of the T.G.V. station planned during fiscal year 1995. Other contributions to public infrastructure, which are being amortized over 20 years, are stated net of accumulated amortization of FF 8 million at September 30, 1993.

(c) Debt issue costs are stated net of accumulated amortization of FF 38 million and FF 26 million at September 30, 1993 and 1992, respectively.

11. STOCKHOLDERS' EQUITY

                                                                      Retained
                                           Shares      Share   Share  Earnings
                                       (in thousands) Capital Premium (Deficit)
                                       -------------- ------- ------- ---------
                                                          (FF in millions)
      Balance at September 30, 1990...    170,000      1,700   4,884      389
      Share offering costs............        --         --       (6)     --
      Net income......................        --         --      --       249
      Allocation to general partner...        --         --      --        (2)
                                          -------      -----   -----   ------
      Balance at September 30, 1991...    170,000      1,700   4,878      636
      Conversion of 7,308 bonds.......          7        --        2      --
      Net loss........................        --         --      --      (188)
      Allocation to general partner...        --         --      --        (1)
                                          -------      -----   -----   ------
      Balance at September 30, 1992...    170,007      1,700   4,880      447
      Conversion of 904 bonds.........          1        --      --       --
      Net loss........................        --         --      --    (5,337)
      Dividends.......................        --         --      --      (173)
                                          -------      -----   -----   ------
      Balance at September 30, 1993...    170,008      1,700   4,880   (5,063)
                                          =======      =====   =====   ======

  Share capital consists of ordinary shares with a FF 10 par value. The numbers of shares above represent the Company's authorized, issued and outstanding shares, at the respective dates.

  At September 30, 1993, the Company's retained earnings include a legal reserve of FF 32 million, which is not available for distribution.

  Dividends of FF 173 million were paid in February 1993 related to fiscal year 1992.

                      EURO DISNEY S.C.A. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. PROVISIONS FOR RISKS AND CHARGES

  Included in accounts payable and other accrued liabilities at September 30, 1993 and 1992, are provisions and allowances of FF 601 million and FF 234 million, respectively. These amounts primarily include the estimated cost of reorganization, including the implementation of a staff reduction program and the cost of the consolidation of all staff at one site.

13. LONG-TERM BORROWINGS

                                                            Interest
                                                              Rate   1993  1992
                                                            -------- ----- -----
                                                                       (FF in
                                                                      millions)
      Convertible bonds(a).................................   6.75%  4,327 4,343
      Caisse des Depots et Consignations loan(b)...........   7.85%  1,442 1,442
      Phase 1A credit facility(c)..........................   9.75%  2,071   --
      Phase 1B credit facility(d)..........................  11.34%    403   402
      Credit Foncier de France(e)..........................  10.04%     35    35
                                                                     ----- -----
                                                                     8,278 6,222
                                                                     ===== =====

  At September 30, 1993 and 1992, total long-term borrowings include accrued interest of FF 360 million and FF 369 million, respectively.

(a) Convertible bonds
    On July 15, 1991, the Company issued 28,350,000 unsecured convertible bonds in the aggregate principal amount of FF 3,969 million, at par of FF 140. Interest is payable annually beginning October 1, 1992. At September 30, 1993 and 1992, the above amounts include accrued interest of FF 272 million and FF 328 million, respectively. Each bond is convertible into one share of the Company. Through September 30, 1993, 8,212 bonds were converted. No bonds were purchased and canceled by the Company during fiscal year 1993. There were 28,341,788 bonds outstanding at September 30, 1993. Unless previously converted, redeemed or purchased by the Company, the bonds will be redeemed at 110% of their principal amount on October 1, 2001. FF 87 million and FF 47 million of the redemption premium was accrued and is included in the accounts at September 30, 1993 and 1992, respectively.

(b) Caisse des Depots et Consignations loan
    In May 1992, the Company borrowed FF 1,403 million from the Caisse des Depots et Consignations (C.D.C.), of which 40% is senior debt and 60% is "prets participatifs" (subordinated debt), maturing 20 years from the drawing date. This loan bears interest at a weighted average rate of 7.85%. The senior debt is secured by the underlying land of the Theme Park and campground. The subordinated debt is unsecured. Principal repayments begin six years from the drawing date.

(c) Phase 1A credit facility
    In December 1992, Euro Disney S.C.A. borrowed FF 1,295 million pursuant to a credit agreement in order to finance costs associated with the Phase 1A facilities. This borrowing bears interest at PIBOR plus 1% for FF 1,025 million and 8.35% for FF 270 million. Principal repayments begin in 1998, through 2006. In March 1993, Euro Disney S.C.A. borrowed FF 730 million under the same credit agreement, bearing interest at PIBOR plus 1.1%. Principal repayments begin in 1997 through 2006. The credit agreement contains covenants by the Company relating primarily to the use of the revenue proceeds, dividend payment restrictions, additional indebtedness, asset and revenue pledges, and other provisions including an interest coverage ratio.

(d) Phase 1B credit facility
    Credit agreements entered into by EDL Hotels S.C.A. in 1991 provide for floating-rate borrowings of up to FF 600 million, secured by Phase 1B assets. At September 30, 1993, FF 400 million was outstanding bearing interest at 2 or 3-month PIBOR plus 1%. Principal repayments commence in 1995 through 2009. The credit agreements contain covenants by EDL Hotels S.C.A. relating primarily to additional indebtedness and asset and revenue pledges.

(e) Credit Foncier de France
    In June 1992, the Company borrowed FF 35 million from the Credit Foncier de France for the construction of cast member housing, secured by the related assets, bearing interest at a rate of 3-month PIBOR minus 0.3%. Principal repayments begin in 1995 through 2017.

                      EURO DISNEY S.C.A. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. LONG-TERM BORROWINGS--(CONTINUED)

  Borrowings have the following scheduled maturities:

                                      (FF in millions)
             1 to 5 years............        364
             More than 5 years.......      7,467

  Fixed assets with a book value of FF 1,785 million at September 30, 1993, are mortgaged as security under Phase 1A, Phase 1B, and other loan agreements.

14. PAYABLE TO RELATED COMPANIES

  Included in accounts payable and other accrued liabilities are the following amounts:

                                                                1993     1992
                                                              --------- --------
                                                              (FF in millions)
      Euro Disney S.A.(a)....................................       990     356
      The Walt Disney Company (Netherlands) B.V.(b)..........        83     148
      Financing Companies(c).................................       444     283
      Other..................................................         8       9
                                                              --------- -------
                                                                  1,525     796
                                                              ========= =======

(a) Represents amounts incured on behalf of the Group, primarily for construction and reimbursement of operating costs. In 1993 and 1992, Euro Disney S.A. incurred reimbursable costs of FF 1.48 billion and FF 1.76 billion, respectively.

(b) Represents royalties payable to The Walt Disney Company (Netherlands) B.V. pursuant to a license agreement governing intellectual property rights owned by The Walt Disney Company.

(c) Represents rent due pursuant to the Theme Park and Phase 1B Facilities leases (see Note 24).

  All amounts are due within one year.

15. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  Included in accounts payable and other accrued liabilities are the following amounts:

                                                                 1993     1992
                                                               -------- --------
                                                               (FF in millions)
      Suppliers...............................................    1,046    1,779
      Payroll and employee benefits...........................      249      326
      Value-added taxes payable...............................      113      279
      Other...................................................      232      251
                                                               -------- --------
                                                                  1,640    2,635
                                                               ======== ========

  All amounts are due within one year.

16. DEFERRED REVENUES

  Included in accounts payable and other accrued liabilities are deferred revenues of FF 160 million and FF 316 million as of September 30, 1993 and 1992, respectively. These consist primarily of land grants and a gain on sale of assets, recognized as income over the term which the assets are leased back to the Group.

17. CONSTRUCTION SALES AND RELATED SERVICES

  During the years ended September 30, 1993 and 1992, assets of the Theme Park were sold to Euro Disneyland S.N.C. for FF 781 million and FF 3 billion, respectively. The Phase 1B Facilities were sold to the Phase 1B Financing Companies in 1992 for FF 1.64 billion.

                      EURO DISNEY S.C.A. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. EXCEPTIONAL INCOME AND LOSS

                                                               1993   1992  1991
                                                              ------  ----  ----
                                                              (FF in millions)
      Cumulative effect of the change in accounting(a)....... (3,213) --    --
      Provisions for risks and charges(b)....................   (464) --    --
      Base management fee deferral(c)........................    145  113   --
      Other..................................................    (92)  (4)    4
                                                              ------  ---   ---
                                                              (3,624) 109     4
                                                              ======  ===   ===

(a) As described in Note 1, this represents the cumulative effect of the change in accounting for pre-opening and start-up costs as of October 1, 1992.

(b) This primarily represents reorganization costs.

(c) The Company is committed to pay Euro Disney S.A. an annual base management fee for services rendered, equal to 3% of the Group's annual total net revenues as defined in the Company's Charter. For the years ended September 30, 1993 and 1992, this fee, included in direct operating expenses, was FF 145 million and FF 113 million, respectively. Euro Disney S.A. has agreed to defer its base management fees for 1992 and 1993. Payment of the deferred amount will not commence before 1994 and will be contingent upon the Group achieving profitability. This amount, therefore, represents a contingent liability which may be payable in future years.

19. INCOME TAXES

  In 1992, the deferred tax liability of FF 151 million which was provided in 1991 was eliminated, as a credit to income tax expense, to reflect the expected future benefits of existing tax loss carryforwards. At September 30, 1993, unused and unrecognized tax loss carryforwards were FF 5.5 billion. Most of these carryforwards expire between 1994 and 1998.

20. BUSINESS SEGMENTS

                                                      Loss from
                                          Revenues   operations    Total assets
                                         ----------- ------------  -------------
                                         1993  1992   1993   1992   1993   1992
                                         ----- ----- ------  ----  ------ ------
                                                   (FF in millions)
Resort Operations....................... 4,874 3,819 (1,822) (682) 11,822 11,256
Construction............................   851 4,644      5   --    1,899  5,974
                                         ----- ----- ------  ----  ------ ------
                                         5,725 8,463 (1,817) (682) 13,721 17,230
                                         ===== ===== ======  ====  ====== ======

  Resort operations comprise the operating activity of the Theme Park, six hotels, entertainment center, ranch and golf course. Construction includes the development and financing of capital assets for sale or use.

21. EXPOSURE TO INTEREST RATE RISK

  Since the Group's lease payments primarily correspond to the Financing Companies' related debt service payments, variation in the interest rates of the floating rate elements of that debt, which were FF 9.6 billion and FF 8.3 billion at September 30, 1993 and 1992, respectively, impact lease payments. At September 30, 1993 and 1992, the Group's exposure to the interest rate risk from borrowings and lease payments was partially hedged by interest rate swaps expiring through July 1996 of FF 5.3 billion and FF 1.1 billion, respectively, and Forward Rate Agreements and other hedging instruments expiring through June 1999 of FF 3.7 billion and FF 1 billion, respectively.

  Under interest rate swaps, the Group pays interest at a weighted average rate of 7.62% which includes fixed and LIBOR based variable rates, and receives interest at PIBOR based rates. Under Forward Rate Agreements, the Group pays interest at a weighted average rate of 7.29% and receives PIBOR based variable rates.

                      EURO DISNEY S.C.A. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. EXPOSURE TO CURRENCY RISK

  The Group's policy is to protect itself to the extent practical from the effects of fluctuations in the foreign exchange markets. The Group's exposure to foreign currency risk relates primarily to variations in the value of the U.S. dollar, as certain liabilities and commitments to a wholly-owned subsidiary of The Walt Disney Company are denominated in this currency.

  At September 30, 1993 and 1992, the Group had FF 1,615 million and FF 734 million, respectively of foreign currency hedge contracts outstanding, consisting principally of forward exchange contracts and written options expiring primarily between October 1993 and August 1995.

23. COMMITMENTS AND CONTINGENCIES

  There are various legal proceedings and claims against the Group related to construction and other activities incident to the conduct of its business. Management does not expect the Group to suffer any material liability by reason of such actions.

  The Company is jointly liable for all Euro Disneyland S.N.C. obligations under the Phase 1A credit agreement with a syndicate of international banks consisting of a main facility of FF 4.35 billion. At September 30, 1993, Euro Disneyland S.N.C. had drawn FF 4.35 billion on the main facility.

  EDL Hotels S.C.A. has guaranteed all of the obligations of the Phase 1B Financing Companies under the Phase 1B senior credit facility with a syndicate of banks, consisting of a main facility of FF 2.3 billion. At September 30, 1993, the Phase 1B Financing Companies had drawn FF 2.29 billion on the main facility.

24. LEASED ASSETS

  The Group has leaseback agreements with the Financing Companies for the Theme Park and the Phase 1B Facilities. In conformity with French accounting principles, the Group has elected not to capitalize these leases and to account for them as operating leases. The rental expense under these leases approximates the Financing Companies' related debt service payments, which fluctuate with variable interest rate changes and principal repayments.

  The leases commenced April 12, 1992 and end when the underlying borrowings and interest are repaid in full by the Financing Companies or, at the latest, December 31, 2030, for the Theme Park and February 5, 2011, for the Phase 1B Facilities.

  Rental expense was FF 1,712 million and FF 716 million in 1993 and 1992, respectively.

  Future minimum rental commitments under the capital leases are as follows:

                                                             Phase 1B
                                          Theme Park(/1/) Facilities(/1/) Total
                                          --------------- --------------- ------
                                                     (FF in millions)
      1994...............................      1,036             372       1,408
      1995...............................      1,019             378       1,397
      1996...............................      1,024             396       1,420
      1997...............................      1,044             413       1,457
      1998...............................      1,175             430       1,605
      Beyond 1998........................     19,765           7,219      26,984
                                              ------           -----      ------
      Total..............................     25,063           9,208      34,271
                                              ======           =====      ======
      Purchase Option....................          1               1           2
                                              ======           =====      ======

- --------
(/1/This)information is not analyzed by asset category as the leases comprise the Theme Park and Phase 1B Facilities as a whole and not their specific assets.

Rental commitments are based on an estimated interest rate of 7%.

                      EURO DISNEY S.C.A. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. LEASED ASSETS--(CONTINUED)

  As operating leases, the cost and depreciation of the assets and underlying borrowings are not included in the Group's consolidated financial statements. These amounts, which are carried by the Financing Companies, are summarized as follows:

                                    Accumulated  Net Book Value at    Estimated
                              Cost  Depreciation September 30, 1993  Useful Lives
                             ------ ------------ ------------------ --------------
                                        (FF in millions)
   Land and infrastructure.   1,839      (130)          1,709       10 to 25 years
   Buildings, rides and at-
    tractions..............  12,675      (900)         11,775       25 to 33 years
   Furniture, fixtures &
    equipment..............     909      (105)            804        4 to 10 years
                             ------    ------          ------
                             15,423    (1,135)         14,288
                             ======    ======          ======

  Depreciation is computed on the straight-line method based upon estimated useful lives. Depreciation expense was FF 751 million and FF 384 million in 1993 and 1992, respectively.

  At September 30, 1993, borrowings and accrued interest specific to these assets were FF 17.7 billion, including FF 5.1 billion due to the Group.

  The Group has other operating leases, primarily for office space, office and computer equipment and vehicles, for which total rental expense was FF 208 million, FF 152 million and FF 51 million in 1993, 1992 and 1991, respectively. Future minimum rental commitments under non-cancelable operating leases are as follows:

                                      (FF in millions)
             1994....................        90
             1995....................        71
             1996....................        55
             1997....................        47
             1998....................        31
             Thereafter..............        36

25. EMPLOYEES

    At September 30, the number of cast members employed by the Group was:

                                         1993   1992
                                        ------ ------
             Cadre.....................  2,016  1,810
             Non-Cadre.................  9,849 10,678
                                        ------ ------
                                        11,865 12,488
                                        ====== ======

  Total employee costs for 1993, 1992 and 1991 were FF 2,108 million, FF 1,971 million and FF 341 million, respectively.

PENSION AND RETIREMENT BENEFITS

  All cast members participate in pension plans in accordance with French laws and regulations. Cadre cast members also participate in a supplemental defined contribution pension plan. Contributions to all plans, which are shared by the cast member and the Group, are based on gross wages and are expensed as incurred. The Group has no future commitments with respect to these plans.

  A retirement indemnity is paid to cast members who retire from the Group after completing a defined number of service years, in an amount not to exceed
1.5 months of gross wages. No provision in this respect was recorded in 1993 or 1992 as any amounts eventually due are considered to be insignificant.

26. DIRECTORS' FEES

  In 1993, 1992 and 1991, fees paid to members of the Company's Supervisory Board were FF 1,000,000, FF 925,000 and FF 775,000, respectively.

                      EURO DISNEY S.C.A. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27. SUBSEQUENT EVENT

  On October 25, 1993, Management submitted proposals for the suppression of 950 positions in mainly administrative and management functions to the employees' representatives committee. Discussions surrounding these proposals are expected to continue until December 1993. The costs related to this reorganization have been provided for in provisions for risks and charges, as mentioned in Note 12.

28. SUMMARY OF DIFFERENCES BETWEEN ACCOUNTING PRINCIPLES ADOPTED BY THE COMPANY AND GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE U.S. AND SUPPLEMENTAL DISCLOSURES

 I. RECONCILIATION TO U.S. GAAP

  As explained in the summary of significant accounting policies, the consolidated financial statements have been prepared in accordance with accounting principles generally accepted in France ("French GAAP"). These accounting principles differ in certain significant respects from those generally accepted in the United States ("U.S. GAAP") and therefore, the consolidated financial statements have been adjusted to reflect U.S. GAAP.

  The following is a summary of the adjustments to the consolidated financial statements for years ended September 30, 1993, 1992 and 1991 which would be required if U.S. GAAP had been applied instead of French GAAP.

  A. LEASE-RELATED ADJUSTMENTS

    The Theme Park and Phase 1B Facilities are leased to the Group by the Financing Companies. The Group has elected not to capitalize these leases and is accounting for them as operating leases. Under U.S. GAAP, the underlying assets and liabilities and related depreciation and interest expense are reflected in the Group's financial statements.

  B. PRE-OPENING COSTS

    Prior to October 1, 1992, the Group amortized certain pre-opening costs over a twenty-year life. Under U.S. GAAP, such costs were subject to five-year amortization, resulting in an adjustment to amortization expense for U.S. GAAP purposes.

 II. CHANGE IN ACCOUNTING FOR PRE-OPENING COSTS

  Effective October 1, 1992, the accounting method under U.S. GAAP and French GAAP was changed to reflect a preferable method for project-related pre-opening and start-up costs, which is to expense these costs as they are incurred. The cumulative effect of the change on prior years under U.S. GAAP was FF 3,177 million and has been included in the net loss for the year ended September 30, 1993. The effect of the change in accounting method was to reduce the U.S. GAAP loss before the cumulative effect of the change for the year ended September 30, 1993, by FF 646 million.

  Pro forma amounts on the face of the income statement reflect the effect of retroactively expensing pre-opening costs.

 III. THEME PARK AND RESORT ASSETS

  Under French GAAP, the Theme Park and Resort assets are depreciated under the straight-line method over their useful lives of two to thirty-three years. For U.S. GAAP, the equivalent useful lives range between two and forty years.

 IV. CONSOLIDATED STATEMENTS OF CASH FLOWS

  The information in the following Consolidated Statements of Cash Flows is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 95 ("SFAS 95") and is based on U.S. GAAP adjusted amounts.

                      EURO DISNEY S.C.A. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28. SUMMARY OF DIFFERENCES BETWEEN ACCOUNTING PRINCIPLES ADOPTED BY THE COMPANY AND GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE U.S. AND SUPPLEMENTAL DISCLOSURES--(CONTINUED)

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                         IN ACCORDANCE WITH U.S. GAAP

                                                        Year ended September
                                                                30,
                                                        ----------------------
                                                         1993    1992    1991
                                                        ------  ------  ------
                                                          (FF in millions)
Cash Provided By (Used In) Operations.................. (1,177)     47   1,245
                                                        ------  ------  ------
INVESTING ACTIVITIES
 Theme parks, resorts and other property, net..........  1,344   7,573   7,783
 Intangible assets.....................................     16   1,607      45
 Other.................................................    438     727     792
                                                        ------  ------  ------
                                                         1,798   9,907   8,620
                                                        ------  ------  ------
FINANCING ACTIVITIES
 Borrowings............................................  2,066   6,130   9,806
 Cash dividends........................................   (173)    --      --
                                                        ------  ------  ------
                                                         1,893   6,130   9,806
                                                        ------  ------  ------
Increase (Decrease) in Cash and Cash Equivalents....... (1,082) (3,730)  2,431
Cash and Cash Equivalents, Beginning of Year...........  2,286   6,016   3,585
                                                        ------  ------  ------
Cash and Cash Equivalents, End of Year.................  1,204   2,286   6,016
                                                        ======  ======  ======

  The difference between Net Income (Loss) as shown on the Consolidated
Statement of Income and Cash Provided By (Used In) Operations is explained as follows:
Income (Loss) Before Cumulative Effect of Accounting
 Change................................................ (2,950)   (699)    266
                                                        ------  ------  ------
Cumulative Effect of Accounting Change................. (3,177)    --      --
Charges to Income Not Requiring Cash Outlays
 Deferred income taxes.................................    --     (156)    156
 Depreciation and amortization.........................  1,019     832     --
Changes in
 Receivables...........................................    663     520  (1,450)
 Intangible assets.....................................  1,316     --      --
 Deferred charges......................................  1,860     --      --
 Accounts payable and other accrued liabilities........   (115)   (557)  2,273
 Other.................................................    207     107     --
                                                        ------  ------  ------
                                                         1,773     746     979
                                                        ------  ------  ------
Cash Provided By (Used In) Operations.................. (1,177)     47   1,245
                                                        ======  ======  ======
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid.........................................  2,265     912     516
                                                        ======  ======  ======

 V. DEFERRED TAXES

  Deferred taxes at September 30, 1991, were based on U.S. GAAP and were calculated at an effective tax rate of 37% on U.S. GAAP income. Deferred taxes were reversed at September 30, 1992, and have not been reinstated since the Group generated losses for both of the years ended September 30, 1992 and 1993.

                      EURO DISNEY S.C.A. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28. SUMMARY OF DIFFERENCES BETWEEN ACCOUNTING PRINCIPLES ADOPTED BY THE COMPANY AND GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE U.S. AND SUPPLEMENTAL DISCLOSURES--(CONTINUED)

  In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 ("SFAS 109") Accounting for Income Taxes. The standard changes the method of accounting for income taxes to an asset and liability approach. The standard was adopted in 1993, retroactive to October 1, 1992. Under SFAS 109, the Group's net operating loss carryforwards generate deferred tax assets of FF 1.8 billion. The Group has established a 100% valuation allowance against these assets due to the uncertainty of ultimate realization of tax benefits. The Group has net operating loss carryforwards of FF 5.5 billion expiring through 1998.

 VI. FINANCIAL INSTRUMENTS

  At September 30, 1993, the estimated cost to the Group to terminate its interest rate hedging instruments, taking into account current interest rates and creditworthiness of counterparties, is FF 159 million. The estimated cost to terminate the Group's FF 5.1 billion of hedging contracts providing for the purchase and sale of foreign currencies, based upon quotes from brokers, is FF 77 million.

  The fair values of the Group's short-term investments and convertible bonds approximate carrying values based upon the short maturity of the instruments and market quotes at September 30, 1993, respectively. In view of the Group's operating results and potential liquidity problems if a financial restructuring is not completed in 1994, it is not practicable to estimate the fair value of borrowings that are not publicly traded at September 30, 1993.

 VII. LONG-TERM DEBT

  As noted earlier, the Group has elected not to capitalize the leases of the Theme Park and the Phase 1B Facilities, but rather to account for them as operating leases. Under U.S. GAAP, the leases would be capitalized. Set out below is a schedule of the long-term debt of the Financing Companies relating to the assets underlying these leases.

                                                         September 30,
                                                -------------------------------
                                                Interest
                                                  Rate   Maturity  1993   1992
                                                -------- -------- ------ ------
                                                                  (FF millions)
      Bank loan(a)............................   11.25%    2006    4,355  4,355
      C.D.C. loan(b)..........................    7.85     2012    3,000  3,000
      Bank loan (c)...........................   11.43     2009    2,290  2,250
      Subordinated partners' advances(d)......   10.34     2011    2,000  2,000
      Partners' advances(e)...................   10.09     2011      800    800
                                                                  ------ ------
                                                                  12,445 12,405
                                                                  ====== ======

(a) Drawn against a facility of FF 4,500 million. Collateralized by a mortgage on the Theme Park and Disneyland Hotel. The Company is a co-obligor on this facility. Quarterly repayments commence in 1994.
(b) Loan consists of 40% senior debt and 60% subordinated debt. Senior debt is collateralized by the land of the Theme Park and campground. Annual repayments commence in 1995.
(c) Drawn against a facility of FF 2.3 billion from a syndicate of banks and secured by the five Phase 1B hotels and entertainment center. Quarterly repayments commence in 1995.
(d) Related to Phase 1A assets. Principal repayments commence in 2005.
(e) Senior debt related to Phase 1B assets collateralized by Phase 1B buildings and fixtures. Principal repayments commence in 2003. Amount includes FF 288 million of bank borrowings.
  The borrowings have the following scheduled maturities:

             1994..............................      0
             1995..............................     44
             1996..............................    161
             1997..............................    236
             1998..............................    415
             Thereafter........................ 11,589
                                                ------
                 Total......................... 12,445
                                                ======

                 REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL
                              STATEMENT SCHEDULES

To the Board of Directors and Shareholders of EURO DISNEY S.C.A.

  Our audits of the consolidated financial statements of Euro Disney S.C.A. referred to in our report dated November 15, 1993 appearing on page 45 of this 10-K as of September 30, 1993 and 1992 and for each of the three years in the period ended September 30, 1993 also included an audit of the Financial Statement Schedules in this 10-K on pages 67 through 70, inclusive. In our opinion, the Financial Statement Schedules present fairly, in all material respects, the information set forth therein in accordance with accounting principles generally accepted in the United States of America when read in conjunction with the related consolidated financial statements.

PSAudit
Member of Price Waterhouse

Pradeep Narain

Paris, France
November 15, 1993

                      EURO DISNEY S.C.A. AND SUBSIDIARIES

            SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                    YEARS ENDED SEPTEMBER 30, 1993 AND 1992

                                        Balance at                      Balance
                                        beginning                       at end
                                         of year   Additions Deductions of year
                                        ---------- --------- ---------- -------
                                                   (FF in millions)
1993
The Walt Disney Company Portugal,
 Lda. .................................     13         --        13        --
The Walt Disney Company Limited........      4         --         4        --
Other..................................     --         23        --        23
                                           ---        ---       ---       ---
                                            17         23        17        23
                                           ===        ===       ===       ===
1992
The Walt Disney Company Portugal,
 Lda. .................................     --         30        17        13
The Walt Disney Company Limited........     --         21        17         4
                                                      ---       ---       ---
                                                       51        34        17
                                                      ===       ===       ===

                      EURO DISNEY S.C.A. AND SUBSIDIARIES

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                 YEARS ENDED SEPTEMBER 30, 1993, 1992 AND 1991

                          Balance at
                          beginning            Retirements           Balance at
                           of year   Additions  or sales   Transfers end of year
                          ---------- --------- ----------- --------- -----------
                                             (FF in millions)
1993
Buildings and equipment.    18,593       257        58         (792)   18,000
Projects in progress....     1,009     1,103       101         (521)    1,490
Land and secondary
 infrastructure.........     1,585       143       --         1,313     3,041
                            ------     -----       ---      -------    ------
                            21,187     1,503       159          --     22,531
                            ======     =====       ===      =======    ======
1992
Buildings and equipment.               2,618        13       15,988    18,593
Projects in progress....    12,588     4,409       --       (15,988)    1,009
Land and secondary
 infrastructure.........     1,026       559       --           --      1,585
                            ------     -----       ---      -------    ------
                            13,614     7,586        13          --     21,187
                            ======     =====       ===      =======    ======
1991
Buildings and equipment.       170       242       --          (412)      --
Projects in progress....     4,763     7,413       --           412    12,588
Land and secondary
 infrastructure.........       898       128       --           --      1,026
                            ------     -----       ---      -------    ------
                             5,831     7,783       --           --     13,614
                            ======     =====       ===      =======    ======

                      EURO DISNEY S.C.A. AND SUBSIDIARIES

     SCHEDULE VI--ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT

                 YEARS ENDED SEPTEMBER 30, 1993, 1992 AND 1991

                                       Balance at                       Balance
                                       beginning            Retirements at end
                                        of year   Additions  or sales   of year
                                       ---------- --------- ----------- -------
                                                   (FF in millions)
1993
Buildings and equipment...............    451        910         13      1,348
Land and secondary infrastructure.....    --          64         --         64
                                          ---        ---        ---      -----
                                          451        974         13      1,412
                                          ===        ===        ===      =====
1992
Buildings and equipment...............    --         451         --        451
                                          ===        ===        ===      =====
1991
Leasehold improvements, equipment,
 furniture and fixtures...............    --         --          --        --
                                          ===        ===        ===      =====

                      EURO DISNEY S.C.A. AND SUBSIDIARIES

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                 YEARS ENDED SEPTEMBER 30, 1993, 1992 AND 1991


                                                                  1993 1992 1991
                                                                  ---- ---- ----
                                                                      (FF in
                                                                    millions)
Maintenance and repairs..........................................  53   66   10
Taxes, other than payroll and income taxes.......................  63   71   32
Advertising costs................................................ 204  280    5