Form 10-Q
period 1993-12-31
DISNEY WALT CO
filed 1994-02-09
CIK 29082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549





                               FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 1993      Commission File Number: 1-4083


                        THE WALT DISNEY COMPANY


Incorporated in Delaware                     I.R.S. Employer Identification
                                                     No. 95-0684440



500 South Buena Vista Street, Burbank, California 91521

(818) 560-1000





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES...X.....   NO............

There were 536,971,398 shares of Common Stock, $.025 par value, outstanding as of February 4, 1994.

                    PART I.  FINANCIAL INFORMATION
                        THE WALT DISNEY COMPANY
              CONDENSED CONSOLIDATED STATEMENT OF INCOME
            In millions, except per share data (unaudited)

                                            Three Months
                                               Ended
                                            December 31

                                         1993         1992
REVENUES
  Theme parks and resorts           $   768.9    $   745.1
  Filmed entertainment                1,426.4      1,209.2
  Consumer products                     532.0        437.1
                                      2,727.3      2,391.4

COSTS AND EXPENSES
  Theme parks and resorts               630.8        608.4
  Filmed entertainment                1,086.2        973.8
  Consumer products                     385.9        312.6
                                      2,102.9      1,894.8

OPERATING INCOME
  Theme parks and resorts               138.1        136.7
  Filmed entertainment                  340.2        235.4
  Consumer products                     146.1        124.5
                                        624.4        496.6

CORPORATE ACTIVITIES
  General and administrative expenses    43.6         43.2
  Net investment and interest income     (4.2)        (5.2)
                                         39.4         38.0

LOSS FROM INVESTMENT IN
EURO DISNEY                                          (32.1)

INCOME BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING
CHANGES                                 585.0        426.5
  Income taxes                          216.4        151.4

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGES                   368.6        275.1

CUMULATIVE EFFECT OF ACCOUNTING
CHANGES
  Pre-opening costs                                 (271.2)
  Postretirement benefits                           (130.3)
  Income taxes                                        30.0

NET INCOME (LOSS)                    $   368.6   $   (96.4)

                        THE WALT DISNEY COMPANY
        CONDENSED CONSOLIDATED STATEMENT OF INCOME (continued)
            In millions, except per share data (unaudited)

                                          Three Months
                                             Ended
                                          December 31

                                        1993         1992
AMOUNTS PER COMMON SHARE

EARNINGS BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGES                 $  .68       $  .50

CUMULATIVE EFFECT OF ACCOUNTING CHANGES
  Pre-opening costs                                  (.50)
  Postretirement benefits                            (.24)
  Income taxes                                        .06

EARNINGS (LOSS) PER SHARE             $  .68       $ (.18)

AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES
OUTSTANDING                            545.3        543.4

                        THE WALT DISNEY COMPANY
                 CONDENSED CONSOLIDATED BALANCE SHEET
                              In millions

                                          December 31,   September 30,
                                              1993           1993
                                             (unaudited)
ASSETS
Cash and cash equivalents                 $    685.1     $    363.0
Investments                                  1,802.4        1,888.5
Receivables                                  1,782.7        1,390.3
Merchandise inventories                        473.6          608.9
Film and television costs                    1,446.5        1,360.9
Theme parks, resorts and other property,
  net of accumulated depreciation of         5,380.7        5,228.2
  $2,355.9 and $2,286.4
Other assets                                 1,029.3          911.3
                                          $ 12,600.3     $ 11,751.1

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts and taxes payable and other    $  2,974.1     $  2,821.1
    accrued liabilities
  Borrowings                                 2,654.4        2,385.8
  Unearned royalty and other advances          874.9          840.7
  Deferred income taxes                        689.3          673.0
  Stockholders' equity
     Preferred stock, $.10 par value
       Authorized - 100.0 million shares
       Issued - none
     Common stock, $.025 par value
       Authorized - 1.2 billion shares
       Issued - 565.8 million and
          564.6 million shares                 911.4          876.4
     Retained earnings                       5,168.1        4,833.1
     Cumulative translation adjustments         43.8           36.7
                                             6,123.3        5,746.2

  Less treasury shares, at cost
     29.1 million shares                       715.7          715.7
                                             5,407.6        5,030.5
                                          $ 12,600.3     $ 11,751.1

                        THE WALT DISNEY COMPANY
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        In millions (unaudited)

                                             Three Months Ended
                                                 December 31

                                              1993         1992
CASH PROVIDED BY OPERATIONS BEFORE
INCOME TAXES                              $    655.8     $    318.4
  Income taxes paid                             25.1           90.4

CASH PROVIDED BY OPERATIONS                    630.7          228.0

INVESTING ACTIVITIES
  Theme parks, resorts and other               237.6          222.1
    property, net
  Film and television costs                    349.8          272.8
  Investments                                  (86.1)         401.3
  Euro Disney investment and advances                         (16.3)
  Other                                         74.1           (5.1)
                                               575.4          874.8
FINANCING ACTIVITIES
  Borrowings, net                              268.6          582.4
  Dividends                                    (33.5)         (28.1)
  Other                                         31.7           60.9
                                               266.8          615.2

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                  322.1          (31.6)
  Cash and cash equivalents, beginning
    of period                                  363.0          764.8

CASH AND CASH EQUIVALENTS, END OF PERIOD  $    685.1     $    733.2

The difference between Income Before Income Taxes and Cumulative
Effect of Accounting Changes as shown on the Condensed Consolidated
Statement of Income and Cash Provided by Operations Before Income
Taxes is explained as follows:

INCOME BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGES   $    585.0     $    426.5

CUMULATIVE EFFECT OF ACCOUNTING CHANGES                      (514.2)

CHARGES TO INCOME NOT REQUIRING CASH
OUTLAYS
  Depreciation                                  85.1           74.8
  Amortization of film and television          264.2          151.6
    costs
  Other                                          6.2           63.5
CHANGES IN
  Receivables                                 (392.4)        (543.9)
  Merchandise inventories                      135.3           59.3
  Other assets                                 (50.1)         194.5
  Accounts payable and other accrued           (11.7)         395.2
    liabilities
  Unearned royalty and other advances           34.2           11.1
                                                70.8         (108.1)

CASH PROVIDED BY OPERATIONS BEFORE
INCOME TAXES                              $    655.8     $    318.4

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                           $     21.9     $      9.7

                        THE WALT DISNEY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending September 30, 1994. Certain reclassifications have been made in the 1993 financial statements to conform to the 1994 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1993.

2. Cash dividends per share for the quarters ended December 31, 1993 and 1992 were $.0625 and $.0525, respectively.

                        THE WALT DISNEY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's business is materially affected by seasonal factors and, therefore, interim results are comparable only if similar periods are reviewed. In addition, results of operations for the prior year quarter have been restated to reflect the 1993 adoption of Statement of Financial Accounting Standards (SFAS) No. 106 Employers' Accounting for Postretirement Benefits Other Than Pensions and SFAS No. 109 Accounting for Income Taxes and a change in the method of accounting for pre-opening costs, all retroactive to October 1, 1992. The reader is encouraged to read the Company's 1993 Annual Report on Form 10-K in conjunction with this interim report.

RESULTS OF OPERATIONS

For the Quarter Ended December 31, 1993

Theme Parks and Resorts
Revenues and operating income increased slightly, reflecting an increase in occupied room nights and room rates at the Florida resorts compared to the prior year period. Per capita spending increased in California and Florida, driven primarily by price increases, partially offset by lower attendance in Florida.

Filmed Entertainment
Results reflected the successful domestic home video and the expanded international theatrical release of Aladdin. Revenues and operating income also included the impact of the international home video release of The Jungle Book. Prior year results included the successful domestic home video and international theatrical release of Beauty and the Beast and Sister Act together with the international home video release of Cinderella. The domestic theatrical release of Aladdin also had a positive impact on prior year results.

Consumer Products
Increased revenues and operating income were driven by the worldwide success of character merchandise, including traditional Disney characters and newly-created film properties, including Aladdin. The Disney Stores also contributed to earnings growth, with 258 locations worldwide compared to 193 in the prior year and higher same-store sales performance. Prior year results reflected the success of Aladdin and Beauty and the Beast soundtracks.

                        THE WALT DISNEY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Corporate Activities
General and administrative expenses increased slightly, partially offset by lower losses incurred by Hollywood Records. In addition, Disney Sports Enterprises (The Mighty Ducks of Anaheim) had operating income for the period vs. no operations in the corresponding prior-year period.

Net interest and investment income reflected lower current year levels of borrowings and interest rates, partially offset by lower investment balances.

Investment in Euro Disney
As a result of the charge of $350 million in the fourth quarter of the prior year to fully reserve its receivables and limited funding commitment to Euro Disney, the Company has not reported any activity in its first quarter results related to its investment in Euro Disney. In the prior year quarter, the impact of the Company's share of Euro Disney's loss recorded under the equity method was partially offset by royalties and gain amortization related to the investment.

As previously announced, Euro Disney, its principal lenders and the Company are exploring a financial restructuring for Euro Disney. The Company has agreed to help fund Euro Disney for a limited period, to afford Euro Disney time to attempt a financial restructuring by spring 1994. Discussions among the parties are at a preliminary stage, and their outcome is uncertain. Should the financial restructuring not be completed, Euro Disney has stated that it would face a liquidity problem.

Income Taxes
The effective income tax rate was 37.0% for the current period and 35.5% for the comparable period in the prior year. The increase resulted primarily from the increase in the Federal income tax rate enacted in August 1993.

                        THE WALT DISNEY COMPANY
                      PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

   (4) Amendment, dated as of December 27, 1993, between the Company and The Bank of New York, as successor Rights Agent, to the Rights Agreement, dated as of June 21, 1989 (the "Rights Agreement"), between the Company and Security Pacific National Bank (the Rights Agreement having heretofore been filed as Exhibit 1 to the Company's Current Report on Form 8-K, dated June 21, 1989).

(b) Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the quarter.

                        THE WALT DISNEY COMPANY





                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                              THE WALT DISNEY COMPANY
                              (Registrant)





                              By /s/ Richard D. Nanula

                                Richard D. Nanula
                                Senior Vice President and
                                Chief Financial Officer


February 8, 1994
Burbank, California