Form 10-Q
period 1994-03-31
DISNEY WALT CO
filed 1994-05-13
CIK 29082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549





                               FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 1994    Commission File Number: 1-4083


                        THE WALT DISNEY COMPANY


Incorporated in Delaware                    I.R.S. Employer Identification
                                                     No. 95-0684440

500 South Buena Vista Street, Burbank, California 91521

(818) 560-1000





       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES..X..... NO............

There were 537,263,487 shares of Common Stock, $.025 par value, outstanding as of May 6, 1994.

                    PART I.  FINANCIAL INFORMATION
                        THE WALT DISNEY COMPANY
              CONDENSED CONSOLIDATED STATEMENT OF INCOME
            In millions, except per share data (unaudited)

                                   Six Months Ended    Three Months Ended
                                       March 31             March 31

                                   1994     1993         1994      1993
REVENUES
  Theme parks and resorts      $1,571.4    $1,520.9    $  802.4   $  775.8
  Filmed entertainment          2,531.0     2,139.0     1,104.6      929.8
  Consumer products               900.7       757.9       368.8      320.8
                                5,003.1     4,417.8     2,275.8    2,026.4

COSTS AND EXPENSES
  Theme parks and resorts       1,281.0     1,226.5       650.1      618.1
  Filmed entertainment          2,030.8     1,747.1       944.6      773.3
  Consumer products               656.9       546.2       271.1      233.6
                                3,968.7     3,519.8     1,865.8    1,625.0

OPERATING INCOME
  Theme parks and resorts         290.4       294.4       152.3      157.7
  Filmed entertainment            500.2       391.9       160.0      156.5
  Consumer products               243.8       211.7        97.7       87.2
                                1,034.4       898.0       410.0      401.4

CORPORATE ACTIVITIES
  General and administrative       80.9        83.5        37.4       40.3
    expenses
  Net interest and investment
    income                        (12.6)      (14.3)       (8.4)      (9.1)
                                   68.3        69.2        29.0       31.2

LOSS FROM INVESTMENT IN EURO
  DISNEY                                      (69.2)                 (37.1)

INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING
  CHANGES                         966.1       759.6       381.0      333.1
    Income taxes                  349.1       269.7       132.6      118.3

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGES          617.0       489.9       248.4      214.8

CUMULATIVE EFFECT OF ACCOUNTING
   CHANGES
     Pre-opening costs                       (271.2)
     Postretirement benefits                 (130.3)
     Income taxes                              30.0

NET INCOME                      $  617.0    $ 118.4     $  248.4  $  214.8

                        THE WALT DISNEY COMPANY
        CONDENSED CONSOLIDATED STATEMENT OF INCOME (Continued)
            In millions, except per share data (unaudited)


                                   Six Months Ended    Three Months Ended
                                       March 31              March 31

                                    1994      1993         1994      1993
AMOUNTS PER COMMON SHARE

EARNINGS BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGES           $1.13     $  .90      $ .45     $ .39

CUMULATIVE EFFECT OF ACCOUNTING
   CHANGES
      Pre-opening costs                        (.50)
      Postretirement benefits                  (.24)
      Income taxes                              .06

EARNINGS PER SHARE                  $1.13     $ .22     $  .45     $ .39

AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                       546.4    544.8     547.5      546.1

                        THE WALT DISNEY COMPANY
                 CONDENSED CONSOLIDATED BALANCE SHEET
                              In millions

                                           March 31,     September 30,
                                             1994            1993
                                          (unaudited)
(s)
ASSETS
  Cash and cash equivalents                $ 673.6       $363.0
  Investments                              2,048.2      1,888.5
  Receivables                              1,590.0      1,390.3
  Merchandise inventories                  502.6        608.9
  Film and television costs                1,502.9      1,360.9
  Theme parks, resorts and other property,
    net of accumulated depreciation of      5,540.6      5,228.2
    $2,438.6 and $2,286.4
  Other assets                               964.3         911.3
                                           $12,822.2    $11,751.1



LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts and taxes payable and other     $2,932.6     $2,821.1
    accrued liabilities
  Borrowings                               2,717.8      2,385.8
  Unearned royalty and other advances      837.4        840.7
  Deferred income taxes                    698.9        673.0
  Stockholders' equity
     Preferred stock, $.10 par value
      Authorized - 100.0 million shares
      Issued - none
     Common stock, $.025 par value
      Authorized - 1.2 billion shares
      Issued -  566.3 million and 564.6    927.2        876.4
         million shares
     Retained earnings                     5,376.2      4,833.1
     Cumulative translation adjustments       47.8          36.7
                                           6,351.2      5,746.2

    Less treasury shares, at cost - 29.1      715.7         715.7
      million shares
                                            5,635.5       5,030.5
                                           $12,822.2    $11,751.1

                        THE WALT DISNEY COMPANY
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        In millions (unaudited)

                                                  Six Months Ended
                                                      March 31

                                                  1994       1993
CASH PROVIDED BY OPERATIONS BEFORE
 INCOME TAXES                                  $1,617.6   $1,204.9
  Income taxes paid                             (242.5)     (163.0)

CASH PROVIDED BY OPERATIONS                     1,375.1    1,041.9

INVESTING ACTIVITIES
  Theme parks, resorts and other                492.8      401.7
    property, net
  Film and television costs                     717.4      501.9
  Investments                                   159.7      499.3
  Euro Disney investment and advances                       32.6
                                               1,369.9     1,435.5
FINANCING ACTIVITIES
  Borrowings                                    1,036.6    1,436.7
  Reduction of borrowings                       (704.6)    (1,395.4)
  Dividends                                     (73.8)     (61.6)
  Other                                           47.2        69.3
                                                 305.4        49.0

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                     310.6      (344.6)
     Cash and cash equivalents, beginning          363.0       764.8
        of period

CASH AND CASH EQUIVALENTS, END OF              $   673.6    $ 420.2
    PERIOD

The difference between Income Before Income Taxes and Cumulative
Effect of Accounting Changes as shown on the Condensed Consolidated
Statement of Income and Cash Provided by Operations Before Income
Taxes is explained as follows:

INCOME BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING
CHANGES                                         $  966.1   $  759.6

CUMULATIVE EFFECT OF ACCOUNTING                              (514.2)
CHANGES

CHARGES TO INCOME NOT REQUIRING CASH
OUTLAYS
  Depreciation                                  180.4      153.3
  Amortization of film and television           575.4      292.4
    costs
  Other                                         13.2       149.7
CHANGES IN
  Receivables                                   (199.7)    (144.0)
  Merchandise inventories                       106.3      43.3
  Other assets                                  (66.2)     226.5
  Accounts payable and other accrued            45.4       257.3
    liabilities
  Unearned royalty and other advances             (3.3)      (19.0)
                                                 651.5       445.3

CASH PROVIDED BY OPERATIONS BEFORE
INCOME TAXES                                    $1,617.6   $1,204.9

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                 $ 57.8     $  41.0

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

2. Cash dividends per share for the quarters ended March 31, 1994 and 1993 were $.0750 and $.0625, respectively.

3. During March 1994, the Company issued $475 million of Senior Participating Notes (the "Notes") in the Eurobond market and through the private placement market in the United States. The Notes are senior, unsecured debt obligations of the Company which mature on March 15, 2001. Interest on the Notes is payable semi-annually at a fixed rate of 4.2% per annum through maturity. In addition, contingent interest payments will be made on the Notes
   if revenues from a portfolio of eligible            non-animated
   films, in which the Company invests, exceed a specified threshold.

4. In 1993, the Company provided $350 million to fully reserve its receivables and limited funding commitment to Euro Disney. The Company has not reported any financial impact in its second quarter or six-month results related to its investment in Euro Disney.

   Discussions continue with respect to the previously announced financial restructuring plan for Euro Disney which is intended to help provide for the long-term viability of the resort. The plan, which has been recommended by the Euro Disney lenders' steering committee and is currently under review by all the lenders, contemplates that the lenders would forgive interest with a present value of approximately $270 million and defer all principal payments until three years later than originally scheduled. In addition, the lenders would subscribe for 51% and the Company would subscribe for 49% of a $1 billion rights offering of new shares.

                        THE WALT DISNEY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)


   The Company would provide lease financing of approximately $240 million bearing interest at 1%; subscribe, principally in return for funds advanced during the six months ended March 31, 1994, for approximately $175 million of bonds repayable in shares bearing interest at 1%; forgive fully reserved receivables due from Euro Disney of approximately $210 million; and make available to Euro Disney a 10-year standby credit facility of approximately $190 million. Additionally, the Company would waive royalties and management fees for a period of five years and reduce amounts otherwise payable for specified periods thereafter.

   Based upon the proposed terms, the estimated impact of the financial restructuring plan on the Company's results of operations for the quarter and six months ended March 31, 1994, had the plan been effective as of that date, would not be material. If the proposed agreement is finalized and the Company makes the equity investment and assumes the other commitments contemplated by the agreement, thereafter, the Company would reflect its equity share of Euro Disney's subsequent operating results in its income statement.

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

RESULTS OF OPERATIONS

For the Quarter and Six Months Ended March 31, 1994

Theme Parks and Resorts

Quarter
Operating income decreased slightly compared to the prior year period, reflecting lower theme park attendance in California, due primarily to the impact of the January earthquake, and lower attendance in Florida, due primarily to a decline in international tourist visitation. The decrease in attendance in Florida was offset by higher per capita spending, driven by price increases.

Six Months
Results reflected lower attendance in California and Florida, partially offset by increased per capita spending in Florida, primarily resulting from price increases.

Filmed Entertainment

Quarter
Results for the quarter reflected the strong performance of Bambi and continued success of The Jungle Book in international home video and the successful domestic home video release of The Fox and the Hound. Revenues and operating income also reflected increased domestic and international television activities. These results were offset by weak domestic theatrical performances of Angie, The Ref, Iron Will and The Air Up There. Prior year results included the successful domestic home video release of Pinocchio, the domestic theatrical release of Aladdin and the international theatrical distribution of Beauty and the Beast and Sister Act, partially offset by the performance of domestic live-action releases.

                        THE WALT DISNEY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)



Filmed Entertainment (continued)

Six Months
Results reflected the successful domestic home video and the expanded international theatrical release of Aladdin. Revenues and operating income also included the impact of the international home video release of The Jungle Book and Bambi and the domestic home video release of The Fox and the Hound, offset by weak domestic theatrical performances of Angie, Iron Will, The Ref, Cabin Boy and The Air Up
There.   Prior year results included the successful domestic home
video release of Beauty and the Beast and Pinocchio, the international home video release of Cinderella and international theatrical distribution of Beauty and the Beast and Sister Act. The domestic theatrical release of Aladdin also had a positive impact on prior year results.

Consumer Products

Quarter
Increased revenues and operating income reflected the strong performance of licensing and publishing activities in Europe and Asia driven primarily by the continued strength of Aladdin character merchandise. Results also reflected the success of licensed video game products and domestic character merchandise. Prior year results reflected the success of Aladdin and Beauty and the Beast soundtracks.

Six Months
Increased revenues and operating income were driven by the worldwide success of character merchandise, including traditional Disney characters and newly-created film properties, including Aladdin. The Disney Stores also contributed to earnings growth, with 264 locations worldwide compared to 202 in the prior year and higher same-store sales performance. Prior year results reflected the success of worldwide licensing, publishing and records and audio entertainment, driven by Aladdin and Beauty and the Beast products.

Corporate Activities

Lower general and administrative expenses for the quarter and six-month periods reflected operating income from Disney Sports
Enterprises (The Mighty Ducks of Anaheim) in the current year, versus no operations in the corresponding prior year periods, and lower losses incurred by Hollywood Records.

                        THE WALT DISNEY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Corporate Activities (continued)

The decrease in net interest and investment income for the quarter and six-month periods reflected lower average investments partially offset by lower current year levels of average borrowings and higher capitalized interest. Results for the quarter and six-month period in the prior year also included the write-off of unamortized issue costs resulting from the redemption of the Company's zero coupon convertible subordinated debentures in March 1993, partially offset by gains on termination of certain interest rate swap agreements.

Investment in Euro Disney

In 1993, the Company provided $350 million to fully reserve its receivables and limited funding commitment to Euro Disney. The Company has not reported any financial impact in its second quarter or six-month results related to its investment in Euro Disney. In the prior year quarter and six months, the impact of the Company's share of Euro Disney's loss recorded under the equity method was partially offset by royalties and gain amortization related to the investment.

Discussions continue with respect to the previously announced financial restructuring plan for Euro Disney which is intended to help provide for the long-term viability of the resort. The plan provides for contributions and concessions from Euro Disney's lenders and the Company (see Note 4 of Notes to Condensed Consolidated Financial Statements). If the proposed restructuring plan is finalized, the Company would thereafter reflect its equity share of Euro Disney's subsequent operating results in its income statement.

The Company does not expect the Euro Disney financial restructuring plan to impact the Company's ability to raise funds adequate to meet its needs, or to have a significant impact on its financial condition.

Income Taxes

The effective income tax rate was 34.8% for the quarter and 36.1% for the six-month period, and 35.5% for the prior year quarter and six-month periods.

                      PART II. OTHER INFORMATION
                        THE WALT DISNEY COMPANY


Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company's Annual Meeting of Stockholders held February 22, 1994:

                                # of                  Withheld
   Description of          Votes Cast For             Authority
       Matter

1.   Election of directors:
Michael D. Eisner          461,144,293             5,274,936
Stanley P. Gold            461,103,328             5,315,901
Irwin E. Russell           461,186,073             5,233,156
Raymond L. Watson          461,227,458             5,191,771

                              # of Votes Cast             # of
                             For          Against      Abstention
                                                          s
2.   Ratification of
appointment of
independent               464,051,156    984,800      1,383,273
accountants


Item 6.  Exhibits and Reports on Form 8-K

(a)Exhibits

   None.

(b)Reports on Form 8-K

   The Company filed a current report on Form 8-K, dated March 14, 1994, with respect to a joint press release issued by the Company, Euro Disney S.C.A. and the Joint Steering Committee for the lenders to Euro Disney S.C.A.

                        THE WALT DISNEY COMPANY





                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                              THE WALT DISNEY COMPANY
                              (Registrant)





                              By /s/ Richard D. Nanula

                                Richard D. Nanula
                                Executive Vice President and
                                Chief Financial Officer


May 13, 1994
Burbank, California