Form 10-K/A
DISNEY WALT CO
filed 1994-06-30
CIK 29082

[TEXT]
 DISNEY SALARIED SAVINGS AND
       INVESTMENT PLAN

REPORT AND FINANCIAL STATEMENTS

  DECEMBER 31, 1993 AND 1992

                        DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                               INDEX TO FINANCIAL STATEMENTS

                                    DECEMBER 31, 1993


Report of Independent Accountants                                         F-2

Statement of Net Assets Available for Benefits                            F-3

Statement of Changes in Net Assets Available for Benefits                 F-4

Notes to Financial Statements                                             F-5


Supplementary Schedule

  Schedule   V - Plan Transactions or Series of Transactions
                 in Excess of 5 Percent of the Current Value
                 of Assets at the Beginning of the Plan Year              F-17

Other Supplementary Schedules have been omitted because the information required is provided in the Notes to the Financial Statements.

                      REPORT OF INDEPENDENT ACCOUNTANTS



June 7, 1994


To the Participants and Investment and
Administrative Committee of
the Disney Salaried Savings and Investment Plan

In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benfits present fairly, in all material respects, the financial status of the Disney Salaried Savings and Investment Plan (the "Plan") at December 31, 1993 and 1992 and the changes in its financial status for the three years ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial satements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in Notes 5 and 6 and Schedule V is presented for the purposes of additional analysis and is not a required part of the basic financial statements but is additional information required by ERISA. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



PRICE WATERHOUSE

                  DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                 STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS

                                 (In thousands)



                                                            December 31,
                                                        1993           1992
  Investments at market value
    The Walt Disney Company Common Stock Fund         $132,643       $121,930
    Interest in pooled funds                            66,858         40,389
    Guaranteed Interest Contracts
    (Interest rates range from 8.92% to 9.24%)           7,144         12,227

                                                       206,645        174,546

  Receivables
    Contributions                                        3,682          3,027
    Participant loans                                    6,343          3,696

                                                        10,025          6,723

Net Assets Available for Benefits                     $216,670       $181,269



The accompanying notes are an integral part of these financial statements.

                   DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                                 (In thousands)

                                                     For the Year Ended
                                                        December 31,
                                                  1993      1992       1991
Sources of Net Assets

  Investment income
    Interest                                   $  1,209   $  1,819   $  1,933
    Dividends                                     4,264      2,075        352
    Realized (loss) gain on sale of assets         (212)    10,003        872

                                                  5,261     13,897      3,157

  Unrealized appreciation in investments          2,708     24,671     12,893

  Contributions
    Participants                                 30,171     24,078     18,300
    Company                                       8,402      7,433      5,755

                                                 38,573     31,511     24,055

  Total Sources of Net Assets                    46,542     70,079     40,105

Applications of Net Assets

  Payments to participants                       11,125      6,607      4,491
  Investment expense                                 16        115        172

  Total Applications of Net Assets               11,141      6,722      4,663

Increase in net assets                           35,401     63,357     35,442

Net Assets Available for Benefits
  Beginning of year                             181,269    117,912     82,470

  End of year                                  $216,670   $181,269   $117,912




The accompanying notes are an integral part of these financial statements.

                 DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                       NOTES TO FINANCIAL STATEMENTS

                             DECEMBER 31, 1993




1.  Description of the Plan

General
The Walt Disney Company (the "Company") implemented the Disney Salaried Savings and Investment Plan (the "Plan") on January 1, 1985. The Plan is a defined contribution plan designed to provide participating employees the opportunity to accumulate retirement funds through a tax-deferred contribution arrangement pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). In addition to the Code, the Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").


Administration of the Plan
The Board of Directors of the Company has appointed the Investment and Administrative Committee of The Walt Disney Company Sponsored Qualified Benefit Plans and Key Employees Deferred Compensation and Retirement Plan (the "Committee" or "Plan Administrator") to administer the Plan, interpret its provisions and resolve all issues arising in the administration of the Plan.

The assets of the Plan are administered under a trust agreement between the Company and Fidelity Institutional Retirement Services Company ("Fidelity" or the "Trustee"). The trust agreement provides that assets of the Plan may be invested in the following pooled investment funds established by Fidelity: the Institutional Short-Intermediate Government Portfolio Fund, the U.S. Equity Index Commingled Pool Fund, the U.S. Bond Index Portfolio Fund, the Balanced Fund and the Magellan Fund. Additionally, the trust agreement provides that assets of the Plan may be invested in The Walt Disney Company Common Stock Fund and the Guaranteed Interest Contract Fund (collectively the seven funds are referred to as the "Investment Funds"). Fidelity directs the investment of the Institutional Short-Intermediate Government Portfolio Fund (formerly the U.S. Government Income Portfolio Fund), the U.S. Equity Index Commingled Pool Fund, the U.S. Bond Index Portfolio Fund, the Balanced Fund, the Magellan Fund and The Walt Disney Company Common Stock Fund and is the custodian of records for the Guaranteed Interest Contract Fund established with Allstate Life Insurance Company and New York Life Insurance Company. As of July 1, 1992, the Guaranteed Interest Contract Fund was closed to contributions and transfers from other funds. As the Guaranteed Interest Contracts mature, the corresponding fund balances are reinvested in the Institutional Short-Intermediate Government Portfolio Fund.

Administrative expenses of the Plan, such as benefit plan consultation fees (exclusive of brokerage commissions on the purchase or sale of Company stock), are paid by the Company. These administrative expenses may be paid from the assets of the Plan unless the Company, at its discretion, pays such expenses. Investment expenses incurred by the Investment Funds are charged to the respective funds.

                  DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                         NOTES TO FINANCIAL STATEMENTS
                                  (continued)

                               DECEMBER 31, 1993



1.  Description of the Plan (continued)

Participation
Participation in the Plan is available to all salaried employees of the Company and its subsidiaries participating in the Plan who are regularly scheduled to work 1,000 hours or more during a year. To be eligible, employees must be age 18 or older and have completed one year of employment during which they must also work at least 1,000 hours. The Plan covers only domestic salaried employees.

Effective March 4, 1993, the Plan was amended to accept direct cash rollovers from other qualified plans, regardless of whether the employee had met the one-year eligibility requirement. However, such funds would not be available for hardship distributions or loans until after the employee has met the one-year eligibility requirement and has become a participant of the Plan.


Contributions
Participants are permitted to authorize the Company to defer contributions in whole percentages, up to 10 percent of their base compensation on a pre-tax basis, through weekly payroll deductions. These deferred amounts are contributed to the Plan on behalf of the participants as tax-deferred contributions. A participant's total tax-deferred contributions and the Company's matching contributions, in any Plan year, cannot exceed the limits provided under Sections 401(k) and 415 of the Code.

Effective January 1, 1987, the Plan ceased to accept voluntary post-tax contributions. Post-tax contributions made prior to January 1, 1987 may remain in the Plan and continue to share in the Plan's investment results on a tax-deferred basis. Income earned on voluntary contributions is not taxable for Federal income tax purposes until withdrawal and such post-tax contributions are recovered tax free when withdrawn or distributed.

The Company currently contributes a matching amount equal to 50 percent of a participant's pre-tax contributions up to a maximum of 2 percent of such participant's base compensation. The Company may make matching contributions either in cash, which is invested exclusively in the Company's common stock, or directly in shares of the Company's common stock and, at its discretion, the Company may change the level of matching contributions or cease making matching contributions.

Participants are fully vested immediately in all contributions including the Company's matching contributions made to the Plan and all earnings thereon.

                   DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                                DECEMBER 31, 1993



1.  Description of the Plan (continued)

Investments
The Company's matching contributions are invested exclusively in the Company's common stock.

Participants may direct the investment of their contributions in any one or more investment funds established for the Plan. Participants may elect to change the investment of their contributions or to transfer such funds and earnings thereon among the various investment funds. Only four of each type of such elections may be made in any year and must be made in multiples of 10 percent of the amounts in an investment fund. Currently, participants may direct the investment of their contributions among any of the following investment funds administered by Fidelity: Institutional Short-Intermediate Government Portfolio Fund, U.S. Equity Index Commingled Pool Fund, U.S. Bond Index Portfolio Fund, Balanced Fund, Magellan Fund, and The Walt Disney Company Common Stock Fund.


Benefits, Distributions, Withdrawals and Loans
A participant's entire account balance, adjusted for investment gains or losses, is available for immediate distribution upon termination of employment. Participants' account balances under $3,500 are automatically distributed within 90 days following the participant's severance date. Participants with account balances of $3,500 or more must elect, within a six month period after severance or withdrawal, to receive their distribution or to defer their distribution until reaching age 55. All amounts must be distributed when the participant reaches age 65.

Under Section 401(k) of the Code, withdrawals of tax-deferred contributions by participants are available only in amounts necessary to satisfy a financial hardship if the Committee determines that the reason for the hardship complies with applicable requirements under the Code. A participant may withdraw his or her post-tax contributions twice each Plan Year. The minimum amount of each post-tax contribution withdrawal is $500.

Participants are permitted to borrow from their accounts subject to certain limitations and conditions established to comply with the current requirements of the Code. All loans made to participants are secured by their accounts with a right of set-off. Voluntary post-tax contributions and any earnings thereon are not available for loans. Participants may borrow up to 50 percent of their account balance not to exceed $50,000 in any consecutive twelve month period. A participant may only have one loan outstanding.

Loans may have a term of up to four years. However, the term can be extended to ten years if the loan is used to acquire or construct a principal residence of the participant. The interest rate on loans is currently prime plus 1 percent.

                   DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                                DECEMBER 31, 1993



1.  Description of the Plan (continued)

Plan Amendment or Termination
The Company reserves the right to amend or modify, at any time, the provisions of the Plan. Although the Company expects to continue the Plan indefinitely, the Board of Directors of the Company may terminate the Plan for any reason. If the Plan is terminated each participant will receive, as prescribed by ERISA and its related regulations, and in the form and manner determined by the Committee, a payment equal to the value of the participant's accounts at the time of liquidation.


2.  Summary of Significant Accounting Policies

Basis of Accounting
The statements of the Plan are prepared using the accrual basis of accounting.

Contribution Policy
Participants' tax-deferred contributions are deposited with the Trustee at or after the end of the month in which such amounts are deducted from participants' compensation. The Company currently contributes its matching contributions for deposit into participants' accounts at the end of each month.

Investment Valuation
Investments in securities traded on national security exchanges are valued on the basis of the closing price on the last trading day of the year. Investments in commingled funds are valued at the redemption prices established by the Trustee, which are based on the market value of the fund assets. Investments in guaranteed interest contracts are valued at cost which approximates market.

Realized Gains and Losses on Security Transactions
Realized gains and losses on security transactions are computed based upon the average cost basis of securities sold.

Unrealized Appreciation/Depreciation in Fair Value of Investments
The increase or decrease in the fair value of investments held at year end is based on values established at the most recent year-end valuation date as compared to the previous year-end valuation or the purchase cost if the investment was acquired within the year.

                  DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                        NOTES TO FINANCIAL STATEMENTS
                                 (continued)

                              DECEMBER 31, 1993







3.  Information Certified by Trustee

The Trustee holds all of the Plan's assets, receives contributions from the Company, and executes all investment transactions and all disbursements based upon instructions from the Plan Administrator. The Plan Administrator has obtained certification from the Trustee that the investment information provided to the Plan Administrator by the Trustee is complete and accurate. The investment information included in the accompanying financial statements, in Notes 4, 5, 6, 8 and 9 and in the accompanying schedule, has been prepared from the data certified by the Trustee and includes adjustments made by the Plan Administrator for the purpose of conforming the Trustee-certified financial information to the accrual basis of accounting.

                  DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                         NOTES TO FINANCIAL STATEMENTS
                                  (continued)

                                DECEMBER 31, 1993



4.  Investments

Investments held by the Plan are as follows:

                                       December 31, 1993

                              Number        Market
                                of          Value
                              Shares/        Per
                               Units     Share/Unit     Cost      Market
                                                           (000's)
The Walt Disney Company
  Common Stock Fund         3,111,872     $  42.62     $98,142   $132,643

Fidelity Pooled Funds:
  Inst. Short-Inter Gov't
    Portfolio Fund          1,755,101         9.88      17,428     17,340
  U.S. Equity Index
    Commingled Pool Fund    1,296,361        11.82      13,365     15,323
  U.S. Bond Index Portfolio
    Fund                      142,268        11.00       1,585      1,565
  Balanced Fund               313,527        13.39       4,213      4,198
  Magellan Fund               401,293        70.85      27,004     28,432
                                                        63,595     66,858

Guaranteed Interest
  Contract Fund             7,144,177         1.00       7,144      7,144

                                                      $168,881   $206,645

                                          December 31, 1992

                                  Number      Market
                                    of        Value
                                  Shares/      Per
                                   Units    Share/Unit    Cost    Market
                                                             (000's)
The Walt Disney Company
  Common Stock Fund             2,835,583     $43.00    $ 87,257  $121,930

Fidelity Pooled Funds:
  Inst. Short-Inter Gov't
    Portfolio Fund              1,092,706       9.91      10,802    10,829
  U.S. Equity Index
    Commingled Pool Fund        1,118,910      10.75      11,265    12,028
  U.S. Bond Index Portfolio
    Fund                           32,434      10.76         355       349
  Balanced Fund                    51,481      12.29         642       633
  Magellan Fund                   262,661      63.01      16,942    16,550
                                                          40,006    40,389

Guaranteed Interest
  Contract Fund                12,227,053       1.00      12,227    12,227

                                                        $139,490  $174,546



All funds are immediately and fully invested in permanent funds by Fidelity at December 31, 1993.

                  DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                        NOTES TO FINANCIAL STATEMENTS
                                 (continued)

                              DECEMBER 31, 1993



4.  Investments (continued)

Net unrealized appreciation/(depreciation) in fair value of investments held by the Plan is as follows:

                                           For the Year Ended
                                              December 31,
                                       1993        1992        1991
                                                  (000's)
The Walt Disney Company Common
  Stock Fund                         $ (172)      $34,673     $ 5,482

Pooled Funds:
  Institutional Short-Intermediate
    Government Portfolio Fund          (115)           27           -
  U.S. Equity Index Commingled
    Pool Fund                         1,195           763           -
  U.S. Bond Index Portfolio
    Fund                                (14)           (6)          -
  Balanced Fund                          (6)           (9)          -
  Magellan Fund                       1,820          (392)          -
  High Growth Equity Fund                 -        (7,026)       5,513
  Equity Index Fund                       -        (3,359)       1,898

Net Unrealized Appreciation          $2,708       $24,671      $12,893

                DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                      NOTES TO FINANCIAL STATEMENTS
                               (continued)

                            DECEMBER 31, 1993


5.  Allocation of Plan Assets by Investment Progam

                                      DECEMBER 31, 1993
                                       (In thousands)

                        The Walt         Inst.       U.S. Equity
                         Disney       Short-Inter       Index       U.S. Bond
                         Company         Gov't        Commingled      Index
                         Common        Portfolio        Pool        Portfolio
                       Stock Fund        Fund           Fund          Fund

Investments at
  market value          $132,643        $17,340        $15,323        $1,565

Receivables
  Contributions            2,159            345            296            80
  Participant loans          146             34             22             2

Total Receivables          2,305            379            318            82


Net Assets Available
  for Benefits          $134,948        $17,719         $15,641       $1,647

                                  DECEMBER 31, 1993
                                    (In thousands)

                                               Guaranteed
                                                Interest
                       Balanced    Magellan     Contract     Loan
                         Fund        Fund         Fund       Fund     Total

Investments at
  market value          $4,198     $28,432       $7,144    $     -   $206,645

Receivables
  Contributions            168         634            -          -      3,682
  Participant loans          5          41            -      6,093      6,343

Total Receivables          173         675            -      6,093     10,025


Net Assets Available
  for Benefits          $4,371     $29,107        $7,144    $6,093   $216,670

                   DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                         NOTES TO FINANCIAL STATEMENTS
                                  (continued)

                               DECEMBER 31, 1993



5.  Allocation of Plan Assets by Investment Program (continued)

                                    DECEMBER 31, 1992
                                     (In thousands)

                         The Walt       Inst.      U.S. Equity
                          Disney     Short-Inter      Index      U.S. Bond
                          Company       Gov't      Commingled      Index
                          Common      Portfolio       Pool       Portoflio
                        Stock Fund      Fund          Fund          Fund

Investments at
  market value          $121,930       $10,829       $12,028        $349

Receivables
  Contributions            1,929           399           259          31
  Participant loans          106            22             9           -

Total Receivables          2,035           421           268          31

Net Assets Available
  for Benefits          $123,965       $11,250       $12,296        $380

                                    DECEMBER 31, 1992
                                     (In thousands)

                                               Guaranteed
                                                Interest
                         Balanced   Magellan    Contract     Loan
                           Fund       Fund        Fund       Fund     Total

Investments at
  market value            $633      $16,550     $12,227    $     -   $174,546

Receivables
  Contributions             37          372           -          -      3,027
  Participant loans          1           16           -      3,542      3,696

Total Receivables           38          388           -      3,542      6,723

Net Assets Available
  for Benefits            $671      $16,938     $12,227     $3,542   $181,269

                   DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                         NOTES TO FINANCIAL STATEMENTS
                                  (continued)

                               DECEMBER 31, 1993


6.  Allocation of Plan Income and Changes in Plan Equity by Investment Program

                                FOR THE YEAR ENDED DECEMBER 31, 1993
                                          (In thousands)

                                                        U.S.
                         The Walt        Inst.         Equity
                          Disney      Short-Inter      Index      U.S. Bond
                          Company        Gov't       Commingled     Index
                       Common Stock    Portfolio        Pool      Portfolio
                           Fund          Fund           Fund         Fund

Sources of Net Assets

Investment income
  Interest               $      5       $     -        $     -     $    -
  Dividends                   709           829              -         69
  Realized (loss) gain
    on sale of assets        (640)           15            110          8
                               74           844            110         77

Unrealized appreciation/
  (depreciation) in
  investments                (172)         (115)         1,195        (14)

Contributions
  Participants             14,866         4,192          3,271        732
  Company                   8,402             -              -          -
                           23,268         4,192          3,271        732

Total Sources              23,170         4,921          4,576        795

Payments to participants    7,294           753            649         71
Investment expense             10             -              -          -
                            7,304           753            649         71

Inter-fund Transfers       (4,883)        2,301           (582)       543

Increase (decrease) in
  net assets for the year  10,983         6,469          3,345      1,267

Net Assets Available for
  Benefits
    Beginning of year     123,965        11,250         12,296        380

    End of year          $134,714       $17,719        $15,641     $1,647

                                  FOR THE YEAR ENDED DECEMBER 31, 1993
                                             (In thousands)

                                               Guaranteed
                                                Interest
                          Balanced   Magellan   Contract    Loan
                            Fund       Fund       Fund      Fund     Total

Sources of Net Asssets

Investment income
  Interest                $    -     $     -    $   871    $   333  $  1,209
  Dividends                  232       2,425          -          -     4,264
  Realized (loss) gain on
    sale of assets            29         266          -          -      (212)
                             261       2,691        871        333     5,261

Unrealized appreciation/
  (depreciation) in
  investments                 (6)      1,820          -          -     2,708

Contributions
  Participants             1,256       5,854          -          -    30,171
  Company                      -           -          -          -     8,402
                           1,256       5,854          -          -    38,573

Total Sources              1,511      10,365        871        333    46,542

Payments to participants     111       1,417        639        191    11,125
Investment expense             -           6          -          -        16
                             111       1,423        639        191    11,141

Inter-fund Transfers       2,300       3,227     (5,315)     2,409         -

Increase (decrease) in net
  assets for the year      3,700      12,169     (5,083)     2,551    35,401

Net Assets Available for
  Benefits
    Beginning of year        671      16,938     12,227      3,542   181,269

    End of year          $ 4,371     $29,107    $ 7,144    $ 6,093  $216,670

                   DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                         NOTES TO FINANCIAL STATEMENTS
                                 (continued)

                              DECEMBER 31, 1993


6. Allocation of Plan Income and Changes in Plan Equity by Investment Program (continued)

                                 FOR THE YEAR ENDED DECEMBER 31, 1992
                                            (In thousands)

                                                 U.S.
                       The Walt      U.S.       Equity
                        Disney       Gov't      Index    U.S. Bond
                        Company      Income   Commingled   Index
                     Common Stock   Portfolio    Pool    Portfolio  Balanced
                         Fund         Fund       Fund      Fund       Fund

Investment income
  Interest          $     47      $     -     $     -       $  -      $  -
  Dividends              520          197           -          9        16
  Realized gain
   (loss) on sale
   of assets           2,128            2          13          -        (1)
                       2,695          199          13          9        15

Unrealized appreciation/
  (depreciation) in
  investments         34,673           27         763         (6)       (9)

Contributions
  Participants        12,672        2,345       1,437        102       123
  Company              7,433            -           -          -         -
                      20,105        2,345       1,437        102       123

Total Sources         57,473        2,571       2,213        105       129

Payments to
  participants         4,346          233         266          -         -
Investment expense         5            -           -          -         -
                       4,351          233         266          -         -

Inter-fund Transfers   2,042        4,240        (199)       275       542

Transferred to
  Fidelity                 -        4,672      10,548          -         -

Increase (decrease) in
  net assets for the
  year                55,164       11,250      12,296        380       671

Net Assets Available
  for Benefits
    Beginning of year 68,801            -           -          -         -

    End of year     $123,965      $11,250     $12,296       $380      $671

                             FOR THE YEAR ENDED DECEMBER 31, 1992
                                        (In thousands)

                                     Guaranteed     High
                                      Interest     Growth     Equity
                         Magellan     Contract     Equity     Index
                           Fund         Fund        Fund      Fund

Investment income
  Interest              $     -       $ 1,417     $      3    $    2
  Dividends               1,333             -            -         -
  Realized gain (loss)
    on sale on assets         4             -        4,529     3,328
                          1,337         1,417        4,532     3,330

Unrealized appreciation/
  (depreciation) in
  investments              (392)            -       (7,026)   (3,359)

Contributions
  Participants            1,930         2,007        1,453     1,334
  Company                     -             -            -         -
                          1,930         2,007        1,453     1,334

Total Sources              2,875         3,424       (1,041)    1,305

Payments to participants    224         1,082          201       103
Investment expense            -            27           73         7
                            224         1,109          274       110

Inter-fund Transfers        480        (8,709)       1,001        65

Transferred to Fidelity  13,807             -      (13,807)  (10,548)

Increase (decrease) in
  net assets for the
  year                   16,938        (6,394)     (14,121)   (9,288)

Net Assets Available
  for Benefits
    Beginning of year         -        18,621       14,121     9,288

    End of year         $16,938       $12,227     $      -    $    -

                              FOR THE YEAR ENDED DECEMBER 31, 1992
                                          (In thousands)

                                   Money
                                   Market        Loan
                                   Fund          Fund         Total

Investment income
  Interest                         $    95      $  255      $  1,819
  Dividends                              -           -         2,075
  Realized gain (loss) on
    sale of assets                       -           -        10,003
                                        95         255        13,897

Unrealized appreciation/
  (depreciation) in investments          -           -        24,671

Contributions
  Participants                         675           -        24,078
  Company                                -           -         7,433
                                       675           -        31,511

Total Sources                          770         255        70,079

Payments to participants                55          97         6,607
Investment expense                       3           -           115
                                        58          97         6,722

Inter-fund Transfers                  (341)        604             -

Transferred to Fidelity             (4,672)          -             -

Increase (decrease) in net assets
  for the year                      (4,301)        762        63,357

Net Assets Available for
  Benefits
    Beginning of year                4,301       2,780       117,912

    End of year                    $     -      $3,542      $181,269

                    DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                         NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                               DECEMBER 31, 1993


7.  Income Taxes

The Company has received an Internal Revenue Service determination letter stating that the Plan qualifies under Section 401(a) of the Code and is therefore exempt from Federal income tax under Section 501(a) of the Code. Since the Plan is qualified under Section 401(a) of the Code, under applicable state law it is exempt from state income taxes.


8.  Realized Gain (Loss)

Net realized gain (loss) resulting from the sale of fund assets is as follows:

                                           For the Year Ended
                                               December 31,
                                          1993     1992     1991
                                                  (000's)
The Walt Disney Company Common
  Stock Fund                             $(640)    $ 2,128   $839

Pooled Funds
  Institutional Short-Intermediate
    Government Portfolio Fund               15           2      -
  U.S. Equity Index Commingled Pool Fund   110          13      -
  U.S. Bond Index Portfolio Fund             8           -      -
  Balanced Fund                             29          (1)     -
  Magellan Fund                            266           4      -
  High Growth Equity Fund                    -       4,529     20
  Equity Index Fund                          -       3,328     13

Net Realized (Loss) Gain                 $(212)    $10,003   $872

9.  Accumulated Benefits

In accordance with guidance for accounting and disclosure by employee benefit plans, participant distributions payable, including loan distributions approved but not disbursed as of year end, are not presented as a liability in the statement of net assets available for benefits or as benefit payments in the statement of changes in net assets available for benefits.
Participant distributions payable and loan distributions approved but not disbursed at December 31, 1993 and 1992 are summarized as follows:

                                               December 31,
                                              1993     1992
                                                 (000's)
Terminated participants                     $518   $  764
Participants' loans                          201      604

  Total Liabilities                         $719   $1,368

                 DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                                SCHEDULE V

                 PLAN TRANSACTIONS OR SERIES OF TRANSACTIONS
           IN EXCESS OF 5 PERCENT OF THE CURRENT VALUE OF ASSETS
                     AT THE BEGINNING OF THE PLAN YEAR

                    FOR THE YEAR ENDED DECEMBER 31, 1993



                                             Selling/      Cost of
Description of       Number of   Purchase  distribution  assets sold/   Net
   assets          transactions   price       price      distributed    gain
The Walt Disney
  Company Common
  Stock Fund           142     $27,172,272
                       112                  $15,646,693 $9,981,203  $5,665,490

Fidelity Management
  Trust Company U.S.
  Government Reserve    52       5,939,088
                       173                    6,064,940  6,064,940

Magellan Fund          203      12,491,964
                       105                    2,697,089  2,514,481     182,608

Inst. Short-Inter.
  Gov't Portfolio
  Fund                 206       9,650,380
                       184                    3,038,514  3,025,860      12,654
