Form 10-Q
period 1994-06-30
DISNEY WALT CO
filed 1994-08-15
CIK 29082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549




                               FORM 10-Q



         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 30, 1994  Commission File Number:  1-4083


                       THE WALT DISNEY COMPANY


Incorporated in Delaware              I.R.S. Employer Identification
                                                   No. 95-0684440




500 South Buena Vista Street Burbank, California  91521

(818)  560-1000





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ....x....   NO ..........

     There were 535,139,473 shares of Common Stock, $.025 par value, outstanding as of August 8, 1994.

                    PART I.  FINANCIAL INFORMATION
                        THE WALT DISNEY COMPANY
              CONDENSED CONSOLIDATED STATEMENT OF INCOME
            In millions, except per share data (unaudited)


                                     Nine Months       Three Months
                                        Ended             Ended
                                       June 30           June 30

                                   1994     1993       1994     1993
REVENUES
  Theme parks and resorts        $2,513.6 $2,507.0  $  942.2  $  986.1
  Filmed entertainment            3,534.7  2,793.6   1,003.7     654.5
  Consumer products               1,308.4  1,054.0     407.7     296.2
                                  7,356.7  6,354.6   2,353.6   1,936.8

COSTS AND EXPENSES
  Theme parks and resorts         1,984.8  1,950.5     703.9     723.9
  Filmed entertainment            2,867.0  2,266.4     836.3     519.1
  Consumer products                 977.8    769.9     320.8     223.9
                                  5,829.6  4,986.8   1,861.0   1,466.9

OPERATING INCOME
  Theme parks and resorts           528.8    556.5     238.3     262.2
  Filmed entertainment              667.7    527.2     167.4     135.4
  Consumer products                 330.6    284.1      86.9      72.3
                                  1,527.1  1,367.8     492.6     469.9

CORPORATE ACTIVITIES
  General and administrative
    expenses                        120.6    124.9      39.6      41.5
  Net interest and investment
    income                          (17.7)   (18.5)     (5.1)     (4.2)
                                    102.9    106.4      34.5      37.3

LOSS FROM INVESTMENT IN EURO
  DISNEY                            (52.8)  (100.1)    (52.8)    (30.9)

INCOME BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES              1,371.4  1,161.3     405.3     401.7
    Income taxes                    486.9    412.2     137.8     142.6

INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGES             884.5    749.1     267.5     259.1

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGES
    Pre-opening costs                       (271.2)
    Postretirement benefits                 (130.3)
    Income taxes                              30.0

NET INCOME                       $  884.5 $  377.6  $  267.5  $  259.1

                        THE WALT DISNEY COMPANY
        CONDENSED CONSOLIDATED STATEMENT OF INCOME (Continued)
            In millions, except per share data (unaudited)


                                     Nine Months       Three Months
                                        Ended             Ended
                                       June 30           June 30

                                    1994     1993     1994     1993
AMOUNTS PER COMMON SHARE

EARNINGS BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGES           $  1.62  $  1.37  $   .49  $   .48

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGES
    Pre-opening costs                         (.50)
    Postretirement benefits                   (.24)
    Income taxes                               .06

EARNINGS PER SHARE                $  1.62  $   .69  $   .49  $   .48

AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING                       546.3    545.0    546.1    545.4

                        THE WALT DISNEY COMPANY
                 CONDENSED CONSOLIDATED BALANCE SHEET
                              In millions


                                            June 30,    September 30,
                                              1994           1993
                                           (unaudited)
ASSETS
  Cash and cash equivalents               $   707.0      $   363.0
  Investments                               1,766.8        1,888.5
  Receivables                               1,436.0        1,390.3
  Merchandise inventories                     593.0          608.9
  Film and television costs                 1,606.9        1,360.9
  Theme parks, resorts and other property,
    net of accumulated depreciation of
    $2,540.2 and $2,286.4                   5,707.2        5,228.2
  Other assets                                843.0          911.3
                                          $12,659.9      $11,751.1



LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts and taxes payable and other
    accrued liabilities                   $ 2,835.2      $ 2,821.1
  Borrowings                                2,550.9        2,385.8
  Unearned royalty and other advances         751.9          840.7
  Deferred income taxes                       707.7          673.0
  Stockholders' equity
     Preferred stock, $.10 par value
      Authorized - 100.0 million shares
      Issued - none
     Common stock, $.025 par value
      Authorized - 1.2 billion shares
      Issued -  566.6 million and 564.6
       million shares                         936.1          876.4
     Retained earnings                      5,603.6        4,833.1
     Cumulative translation adjustments        48.5           36.7
                                            6,588.2        5,746.2

     Less treasury shares, at cost - 30.5
      million and 29.1 million shares         774.0          715.7
                                            5,814.2        5,030.5
                                          $12,659.9      $11,751.1

                        THE WALT DISNEY COMPANY
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        In millions (unaudited)

                                                 Nine Months Ended
                                                      June 30

                                                 1994         1993
CASH PROVIDED BY OPERATIONS BEFORE
 INCOME TAXES                                 $ 2,329.8    $ 1,795.3
  Income taxes paid                              (313.7)      (288.0)

CASH PROVIDED BY OPERATIONS                     2,016.1      1,507.3

INVESTING ACTIVITIES
  Theme parks, resorts and other
    property, net                                 768.4        580.8
  Film and television costs                     1,074.0        723.5
  Investments                                    (121.7)       365.6
  Euro Disney investment and advances                           87.4
                                                1,720.7      1,757.3
FINANCING ACTIVITIES
  Borrowings                                    1,337.6      1,118.9
  Reduction of borrowings                      (1,172.5)    (1,408.7)
  Dividends                                      (114.0)       (95.1)
  Other                                            (2.5)        55.8
                                                   48.6       (329.1)

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                     344.0       (579.1)
  Cash and cash equivalents, beginning
    of period                                     363.0        764.8

CASH AND CASH EQUIVALENTS, END OF PERIOD      $   707.0    $   185.7

   The difference between Income Before Income Taxes and Cumulative
  Effect of Accounting Changes as shown on the Condensed Consolidated
   Statement of Income and Cash Provided by Operations Before Income
                    Taxes is explained as follows:

INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING
  CHANGES                                     $ 1,371.4    $ 1,161.3

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGES                                                     (514.2)

CHARGES TO INCOME NOT REQUIRING CASH
  OUTLAYS
    Depreciation                                  289.4        258.5
    Amortization of film and television
     costs                                        828.0        367.8
    Euro Disney                                    52.8        165.7
    Other                                          45.8         40.5
CHANGES IN
    Receivables                                   (45.7)       (15.7)
    Merchandise inventories                        15.9         (0.7)
    Other assets                                   22.5        174.0
    Accounts payable and other accrued
     liabilities                                 (161.5)       167.5
    Unearned royalty and other advances           (88.8)        (9.4)
                                                  958.4      1,148.2

CASH PROVIDED BY OPERATIONS BEFORE
  INCOME TAXES                                $ 2,329.8    $ 1,795.3

SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid                             $    73.0    $    62.9

                        THE WALT DISNEY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except for the accounting changes as disclosed in notes 1, 7, 8, and 12 of the Company's consolidated financial statements for the year ended September 30, 1993 and the charge to reflect the Company's participation in the Euro Disney financial restructuring as described in Note 4) considered necessary for a fair presentation have been included. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending September 30, 1994. Certain reclassifications have been made in the 1993 financial statements to conform to the 1994 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1993.

2. Cash dividends per share for the quarters ended June 30, 1994 and 1993 were $.0750 and $.0625, respectively.

3. During June 1994, the Company issued Yen 30 billion (approximately $285 million) of Japanese Yen Bonds through a public offering in Japan. The bonds are senior, unsecured debt obligations of the Company which mature on December 22, 1997. Interest on the bonds is payable semi-annually at a fixed rate of 3% per annum through maturity. The Company simultaneously entered into a cross-currency swap agreement, which effectively converted the bonds into dollar obligations bearing interest at LIBOR minus 24 basis points.

4. During the quarter, the Company entered into agreements with Euro Disney and the Euro Disney lenders participating in Euro Disney's financial restructuring (the "Lenders"), to provide certain debt, equity and lease financing to Euro Disney as part of its commitments under the restructuring plan. The Company recorded a charge of $52.8 million in the third quarter to reflect its participation in the restructuring. As a result of its participation in the Euro Disney restructuring, the Company will record its equity share of Euro Disney's operating results in the fourth quarter and thereafter.

                        THE WALT DISNEY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)



   Under the agreements, which specify amounts denominated in French francs, the Company committed to increase its equity investment in Euro Disney by subscribing for 49% of a $1.0 billion rights offering of new shares; to provide long-term lease financing at a 1% interest rate for approximately $240 million of Euro Disney theme park assets; and to subscribe, in part through an offset against fully reserved working capital advances previously made to Euro Disney, for securities reimbursable in shares with a face value of approximately $175 million and a 1% coupon. In addition, the Company agreed to cancel fully-reserved receivables due from Euro Disney of approximately $210 million, to waive royalties and base management fees for a period of five years and to reduce such amounts for specified periods thereafter, and to modify the method by which management incentive fees are calculated.

   In addition to the commitments described above, the Company agreed to arrange for the provision of a 10-year unsecured standby credit facility of approximately $190 million for Euro Disney, bearing interest at PIBOR.

   As part of the restructuring, the Company received 10-year warrants for the purchase of up to 27.8 million shares of Euro
   Disney at a price of FF 40 per share.

   The terms of the restructuring also provide that, in the event that Euro Disney decides to launch the second phase of the development of its theme park and resort, and commitments for the necessary financing have been obtained, the Company will be entitled to a development fee of approximately $200 million. Upon receipt of the development fee, the Company's entitlement to purchase Euro Disney shares by exercise of the warrants described above will be reduced to 15 million shares.

   The Company has agreed, so long as any obligations to the Lenders are outstanding, to maintain ownership of at least 34% of the outstanding common stock of Euro Disney until June 1999, at least 25% for the subsequent five years and at least 16.67% for an additional term thereafter.

   During the fourth quarter, the financial restructuring was completed and the Company funded its commitments described above.

                        THE WALT DISNEY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)



   As part of the overall restructuring, the Lenders agreed to underwrite 51% of the Euro Disney rights offering, to forgive interest charges for the period from April 1, 1994 to September 30, 2003 having a present value of approximately $270 million and to defer all principal payments until three years later than originally scheduled. As consideration for their participation in the financial restructuring, Euro Disney will issue to the Lenders 10-year warrants for the purchase of up to 40 million shares of Euro Disney stock at a price of FF 40 per share.

   Pursuant to agreements executed in May 1994 with Prince Alwaleed Bin Talal Bin Abdulaziz Al Saud, Chairman of United Saudi Commercial Bank, the Company has agreed to sell to Prince Alwaleed up to 100 million Euro Disney shares at the rights offering price of FF 10 per share. The exact number of shares to be sold will depend upon the number of shares Prince Alwaleed purchases from Euro Disney lenders that served as underwriters of Euro Disney's rights offering. Consummation of the sale, which would reduce the Company's interest in Euro Disney to no less than 36%, is anticipated by December 31, 1994. The Company will thereafter record its equity share of Euro Disney's operating results based upon its reduced ownership interest.

                        THE WALT DISNEY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and nine months ended June 30, 1994 for each line of business, and for the Company as a whole, will not necessarily be indicative of the results expected for the full year. The reader is encouraged to read the Company's 1993 Annual Report on Form 10-K in conjunction with this interim report.

The Theme Parks and Resorts business experiences fluctuations in park attendance and resort occupancy resulting from the nature of vacation travel. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early-winter and spring holiday periods.

Filmed Entertainment operating results fluctuate based upon the timing of theatrical and home video releases. Release dates are determined by several factors, including timing of vacation and holiday periods and competition in the market.

Operating results for Consumer Products are influenced by seasonal consumer purchasing behavior and by the timing of animated theatrical releases.


RESULTS OF OPERATIONS

For the Quarter and Nine Months Ended June 30, 1994

Theme Parks and Resorts

Quarter
Revenues decreased $43.9 million or 4%, primarily as a result of lower attendance at theme parks in Florida and California. Attendance declined principally due to lower international tourist visitation and continued softness in overall tourist visitation to Southern California. The lower attendance reduced revenues by $70 million compared with the prior year quarter. Partially offsetting the decrease were growth in guest spending at Florida theme parks and resorts of $18 million, primarily due to price increases, and an increase in occupied rooms at Florida resorts, reflecting absorption of additional capacity from the opening of Disney's Wilderness Lodge and the initial phase of Disney's All-Star Sports Resort, which contributed $10 million.

Operating income decreased $23.9 million or 9% from the prior year, reflecting lower theme park revenues, partially offset by a $20 million or 3% decline in costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment, and marketing. Lower costs and expenses reflected certain cost reduction initiatives, partially offset by costs related to expansion of Florida resorts.

                        THE WALT DISNEY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Theme Parks and Resorts (continued)

Nine Months
Revenues of $2.51 billion increased slightly from the prior year, driven by $58 million of growth in per capita spending at Florida theme parks and $31 million of growth from increased occupied rooms at Florida resorts and increased sales volume at the Disney Vacation Club. These increases, combined with growth in other revenues, offset the $100 million impact of lower attendance at Florida and California theme parks. The increase in occupied rooms resulted primarily from absorption of additional capacity from the third quarter openings of Disney's Wilderness Lodge and the initial phase of Disney's All-Star Sports Resort, and expansion at the Disney Vacation Club. Per capita spending rose primarily as a result of price increases. Lower attendance was driven by reduced international tourism and continued softness in overall tourist visitation to Southern California.

Operating income decreased $27.7 million or 5% from the prior year, driven by reduced revenues from lower theme park attendance and a $34.3 million or 2% increase in costs and expenses related principally to resort expansion in Florida.


Filmed Entertainment

Quarter
Revenues of $1 billion increased $349.2 million or 53% from the prior year. Worldwide home video revenues grew $185 million, reflecting the domestic sell-through release of The Return of Jafar and the continued international success of sell-through releases The Jungle Book, Bambi and Beauty and the Beast. Domestic theatrical revenues increased $74 million, principally due to the initial release of The Lion King, the release of When A Man Loves A Woman and five titles, including The Crow, distributed by Miramax Film Corp., which was acquired in June 1993. Television revenues increased $43 million primarily due to increased title availabilities in international syndication and pay television.

Operating income increased $32 million or 24% over the prior year, primarily reflecting higher home video and theatrical revenues, partially offset by a $317.2 million or 61% increase in costs and expenses, which consist principally of film and television cost amortization, distribution and selling costs. Worldwide home video operating income rose primarily due to the strong performance of The Return of Jafar. Domestic theatrical operating income improved over the prior year due largely to the strong opening of The Lion King. International theatrical operating income declined as a result of lower profit margins per film in the current year and the strong performance of titles released in the prior year. Television costs increased at a higher rate than revenues as a result of increased program cost amortization, principally due to the cancellation of two network series, Nurses and Herman's Head.

                        THE WALT DISNEY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Filmed Entertainment (continued)

Nine Months
Revenues of $3.53 billion increased $741.1 million or 27% from the prior year. Worldwide home video revenues grew $499 million over the prior year. Domestic home video revenues were driven by Aladdin, The Fox and the Hound and The Return of Jafar compared to Beauty and the Beast and Pinocchio in the prior year, while international home video revenues were driven by The Jungle Book, Bambi and Beauty and the Beast compared to Cinderella, Peter Pan and The Great Mouse Detective in the prior year. Domestic theatrical revenues increased $70 million as a result of continued expansion of theatrical productions, including thirteen titles released by Miramax in the current year. Television revenues grew $75 million over the prior year due to increased title availabilities in worldwide television.

Operating income increased $140.5 million or 27% over the prior year primarily due to the growth in worldwide home video activity, partially offset by lower worldwide theatrical operating income, reflecting lower profit margins per film in the current year. Higher margins in the prior year were driven by the domestic release of Aladdin and international releases of Beauty and the Beast, Sister Act and The Jungle Book compared to the current period's initial release of The Lion King and the international releases of Aladdin and Cool Runnings. Costs and expenses increased $600.6 million or 27%, principally due to higher distribution and selling costs.

Consumer Products

Quarter
Revenues increased $111.5 million or 38%, reflecting $39 million in increased merchandise licensing activities worldwide, driven primarily by the continued strength of traditional Disney characters and new animated film properties. Additionally, expansion of the Disney Stores, with 287 locations worldwide compared to 220 in the prior year, and increased sales of records and audio products, primarily relating to The Lion King, generated $27 million and $22 million in increased revenues, respectively.

Operating income increased $14.6 million or 20%, primarily due to merchandise licensing growth in the U.S. and Asia and the success of The Lion King soundtrack, partially offset by higher costs and expenses. Costs and expenses, which consist principally of costs of goods sold, labor and publicity and promotion, increased $96.9 million or 43% due to increased retail sales of records and audio products, expanded operations and sales increases at the Disney Stores, and higher expenses in catalog businesses.

                        THE WALT DISNEY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Consumer Products (continued)

Nine Months
Revenues of $1.31 billion increased $254.4 million or 24%, driven primarily by $116 million in revenue growth from the Disney Stores, with 67 additional stores worldwide and 4% higher same-store sales performance, a $73 million increase in worldwide merchandise licensing revenues, generated by traditional Disney characters and new animated film properties, including Aladdin and The Lion King, and $23 million of sales growth from catalog businesses.

Operating income increased $46.5 million or 16%, primarily due to the worldwide success of character merchandise licensing and expansion of the Disney Stores, partially offset by higher costs and expenses. Costs and expenses increased $207.9 million or 27%, primarily reflecting expansion and revenue growth of the Disney Stores and higher expenses in catalog businesses.

Corporate Activities

General and administrative expenses decreased $1.9 million or 5% for the quarter and $4.3 million or 3% for the nine-month period reflecting operating income from Disney Sports Enterprises (The Mighty Ducks of Anaheim) and lower losses incurred by Hollywood Records for both the quarter and nine months.

Net interest and investment income was slightly higher for the quarter, reflecting higher capitalized interest, due to increased capital expenditures, partially offset by lower yields on investments, and higher current year average borrowings. For the nine-month period, net interest income decreased slightly, reflecting lower average investments and yields offset in part by higher capitalized interest. Results for the nine-month period in the prior year also included the write-off of unamortized issue costs resulting from the redemption of the Company's zero coupon convertible subordinated debentures in March 1993, partially offset by gains on termination of certain interest rate swap agreements.

Investment in Euro Disney

As described in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company recorded a charge of $52.8 million in the third quarter to reflect its participation in the Euro Disney financial restructuring, pursuant to which the Company made certain investment and financing commitments to Euro Disney. In the prior-year quarter and nine months, the charges related to the Company's investment in Euro Disney reflected its equity share of Euro Disney's operating results, partially offset by royalties and gain amortization related to the investment. As a result of Euro Disney's restructuring, the Company will not receive royalties for a period of five years, nor will it recognize any further gain amortization.

                        THE WALT DISNEY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Investment in Euro Disney (continued)

As a result of its agreement to provide additional debt and equity financing to Euro Disney, the Company will record its equity share of Euro Disney's operating results in the fourth quarter and thereafter. Euro Disney expects to incur losses, under U.S. accounting principles, during the fourth quarter and in fiscal 1995, which will have a negative impact upon the Company's results.

Euro Disney's impact on the Company's earnings will be reduced to the extent that the Company sells a portion of its Euro Disney shares to Prince Alwaleed Bin Talal Bin Abdulaziz Al Saud, as provided for under the agreement with Prince Alwaleed discussed in Note 4.

Income Taxes

The effective income tax rate was 34.0% for the quarter and 35.5% for the nine-month period, and 35.5% for the prior year quarter and nine-month periods.

FINANCIAL CONDITION

For the nine months ended June 30, 1994, cash provided by operations increased $508.8 million or 34% from the prior year, primarily due to home video releases in Filmed Entertainment and expanded merchandise licensing activities worldwide in Consumer Products. Cash generated was primarily used to fund expanded film and television production and new theme park attractions and resort properties, including Sunset Boulevard and the Twilight Zone Tower of Terror at the Disney-MGM Studios Theme Park and Disney's Wilderness Lodge and initial phases of Disney's All-Star Resorts in Florida.

Borrowings increased $165.1 million or 7%, primarily due to the issuance of $285 million of Japanese Yen Bonds in the current quarter and $475 million of Senior Participating Notes issued during the second quarter, partially offset by repayment of commercial paper balances. For more information on the bonds, see Note 3 of Notes to Condensed Consolidated Financial Statements.

The Company funded its obligations under the Euro Disney financial restructuring plan, as described in Note 4 of Notes to Condensed Consolidated Financial Statements, in the fourth quarter from available resources. The Company believes that its combination of cash, other liquid assets, operating cash flows and borrowing capacity are more than adequate to fund its ongoing operating requirements.

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


August 15, 1994
Burbank, California