Form 10-K
period 1994-09-30
DISNEY WALT CO
filed 1994-12-15
CIK 29082

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1994       Commission File Number 1-4083


                             THE WALT DISNEY COMPANY


Incorporated in Delaware                      I.R.S. Employer Identification No.
500 South Buena Vista Street                              95-0684440
Burbank, California 91521
(818)  560-1000

Securities Registered Pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
Title of Each Class                                   on Which Registered
- -------------------                                  ---------------------

Common Stock, $.025 par value                       New York Stock Exchange
                                                    Pacific Stock Exchange
                                                     Swiss Stock Exchange
                                                     Tokyo Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes..X..  No....

   Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  .....

   As of November 30, 1994, the aggregate market value of registrant's common stock held by non-affiliates (based on the closing price on such date as reported on the New York Stock Exchange-Composite Transactions) was
$20.7 billion. All executive officers and directors of registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant's common stock have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

   There were 517,054,527 shares of common stock outstanding as of December 9, 1994.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the 1995 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                     PART I


ITEM 1. BUSINESS

   The Walt Disney Company, together with its subsidiaries (the "Company"), is a diversified international entertainment company with operations in three business segments: Filmed Entertainment, Theme Parks and Resorts and Consumer Products. Information on revenues, operating income, identifiable assets and supplemental revenue data of the Company's business segments appears in the Consolidated Statement of Income and in Note 12 of Notes to Consolidated Financial Statements included in Item 8 hereof. The Company employs approximately 65,000 people.


                              FILMED ENTERTAINMENT

   The Company produces and acquires live-action and animated motion pictures for distribution to the theatrical, television and home video markets. The Company also produces original television programming for the network and first-run syndication markets. In addition, the Company provides programming for and operates The Disney Channel, a pay television programming service, and KCAL-TV, a Los Angeles, California television station.

   The success of all the Company's theatrical motion pictures and television programming is heavily dependent upon public taste, which is unpredictable and subject to change without warning. In addition, filmed entertainment operating results fluctuate due to the timing of theatrical and home video releases. Release dates are determined by several factors, including timing of vacation and holiday periods and competition in the market.

THEATRICAL FILMS
   Walt Disney Pictures and Television, a wholly-owned subsidiary of the Company, produces and acquires live-action motion pictures that are distributed under the names Walt Disney Pictures, Touchstone Pictures, Hollywood Pictures and Caravan Pictures. The Company's Miramax Film Corp. subsidiary distributes films under its own banner. In addition, the Company distributes films produced or acquired by the independent production companies Cinergi Pictures Entertainment, Interscope Communications and Merchant-Ivory Productions. The Company also produces animated motion pictures under the name Walt Disney Pictures.

   The Company plans to distribute approximately 20 to 30 feature films each year under the total Walt Disney Company banners, including several live-action family feature films each year and one to two full-length animated films every eighteen months under the Walt Disney Pictures name, together with a total of between fifteen and twenty-five teenage and adult films each year under the various motion picture banners. The Company also expects that Miramax will independently acquire and produce up to 25 films per year. In addition, the Company periodically reissues previously released animated films. As of September 30, 1994, the Company had released 285 full-length live-action (primarily color) features, 32 full-length animated color features and approximately 536 cartoon shorts.

   The Company distributes its filmed products through its own distribution and marketing companies in the United States and most foreign markets.

HOME VIDEO
   The Company distributes directly home video releases from each of its studios in the domestic market. In the international market, the Company distributes both directly and through foreign distribution companies. In addition, the Company acquires and produces original programming for direct-to-video release. As of September 30, 1994, approximately 591 titles, including 143 feature films and 207 cartoon shorts and features were available to the domestic marketplace. Approximately 498 titles, including 191 feature films and 237 cartoon and animated features were available to the international home entertainment market.

NETWORK TELEVISION
   The Company's network television operation develops, produces and distributes television programming to network and other broadcasters, under the Touchstone Television and Walt Disney Television labels. Program development is carried out in collaboration with a number of independent writers, producers and creative teams under exclusive development arrangements. Since 1991, the Company has focused on the development, production and distribution of half-hour comedies for network prime-time broadcast, including such series as HOME IMPROVEMENT, EMPTY NEST, BLOSSOM, BOY MEETS WORLD and ELLEN. The Company seeks to syndicate in the domestic market those series that produce enough programs to permit syndicated "strip" broadcasting on a five-days-per-week basis.

   The Company licenses television series developed for United States networks in a number of foreign markets, including Canada, Italy, the United Kingdom, Spain, Germany and Australia.

   Walt Disney Television currently distributes two animated cartoon series for
Saturday morning:  ALADDIN and THE LITTLE MERMAID.   The Company also offers a
variety of prime-time specials for exhibition on network television.

   The Company believes that its television programs complement the marketing and distribution of its theatrical motion pictures, the Walt Disney World destination resort, Disneyland and other businesses.

PAY TELEVISION AND TELEVISION SYNDICATION
   The Company licenses a number of feature films to pay television services, including its wholly-owned subsidiary, The Disney Channel.

   The Company's Buena Vista Television subsidiary licenses the theatrical and television film library to the domestic television syndication market. Major packages of the Company's feature films and television programming have been licensed for broadcast and basic cable continuing over several years.

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

   The Company also produces first-run animated and live-action syndicated programming. The Disney Afternoon is a two-hour block of cartoons airing five days per week including DARKWING DUCK, GOOF TROOP, BONKERS, and the recently added ALADDIN and GARGOYLES series. TALE SPIN, DUCK TALES and CHIP 'N DALE are also syndicated nationally. Live action programming includes: LIVE WITH REGIS AND KATHIE LEE, MIKE & MATY and JUDGE FOR YOURSELF, one-hour daily talk shows; SISKEL & EBERT, a weekly half-hour motion picture review program; BILL NYE THE SCIENCE GUY, a weekly half-hour educational program for children; and THE CRUSADERS, a weekly one-hour investigative news show. The Company also has two off-network programs in syndication, GOLDEN GIRLS and EMPTY NEST.

   Certain of the Company's television programs are also syndicated by the Company abroad, including THE DISNEY CLUB, a weekly series that the Company produces for foreign markets. The Company's television programs are telecast regularly in many countries, including Australia, Brazil, Canada, China, France, Germany, Italy, Japan, Mexico, Spain and the United Kingdom. The Company has also teamed with Compagnie Luxembourgeoise de Telediffusion to develop a new family-oriented channel in Germany.

THE DISNEY CHANNEL
   The Disney Channel, which has more than eight million subscribers, is the Company's nationwide premium television service. New shows developed for original use by The Disney Channel include dramatic, adventure, comedy and educational series, as well as documentaries and first-run television movies.
In addition, entertainment specials include shows originating from both the Walt Disney World destination resort and Disneyland. The balance of the programming consists of products acquired from third parties and products from the Company's theatrical film and television programming library.

KCAL-TV
   The Company operates KCAL-TV, an independent commercial station on VHF channel 9 in the Los Angeles area. Its revenues are derived from the sale of advertising time to local, regional and national advertisers.

WALT DISNEY THEATRICAL PRODUCTIONS
   In 1994, the Company produced a Broadway-style stage musical based on the animated feature film BEAUTY AND THE BEAST. The stage adaptation, currently playing in New York City, is scheduled to open in additional cities around the world beginning in 1995.

COMPETITIVE POSITION
   The Company's filmed entertainment businesses (including theatrical films, product distributed through the network, syndication and pay television and home video markets, and The Disney Channel) compete with all forms of entertainment. The Company also competes to obtain creative talents, story properties, advertiser support, broadcast rights and market share, which are essential to the success of all of the Company's filmed entertainment businesses.

   A significant number of companies produce and/or distribute theatrical and television films, exploit products in the home video market and provide pay television programming service. The Company produces and distributes films designed for family audiences and believes that it is a significant source of such films.


                             THEME PARKS AND RESORTS

   The Company operates the Walt Disney World [REGISTERED TRADEMARK] destination resort in Florida and the Disneyland Park [REGISTERED TRADEMARK] and the Disneyland Hotel in California. The Company earns royalties on revenues generated by the Tokyo Disneyland theme park.

   All of the theme parks and most of the associated resort facilities are operated on a year-round basis. Historically, the theme parks and resorts business experiences fluctuations in park attendance and resort occupancy resulting from the nature of vacation travel. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early-winter and spring holiday periods.

WALT DISNEY WORLD DESTINATION RESORT
   The Walt Disney World destination resort is located on approximately 29,900 acres of land owned by the Company 15 miles southwest of Orlando, Florida. The resort includes three theme parks (the Magic Kingdom, Epcot and the Disney-MGM Studios Theme Park), hotels and villas, an entertainment complex, a shopping village, conference centers, campgrounds, golf courses, water parks and other recreational facilities designed to attract visitors for an extended stay. The Company markets the entire Walt Disney World destination resort through a variety of national, international and local advertising and promotional activities. A number of attractions in each of the theme parks are sponsored by corporate participants through long-term participation agreements.

   MAGIC KINGDOM -- The Magic Kingdom, which opened in 1971, consists of seven principal areas: Main Street, Liberty Square, Frontierland, Tomorrowland, Fantasyland, Adventureland and Mickey's Starland. These areas feature themed rides and attractions, restaurants, refreshment stands and merchandise shops.

   EPCOT -- Epcot, which opened in 1982, consists of two major themed areas:
Future World and World Showcase. Future World dramatizes certain historical developments and addresses the challenges facing the world today through major pavilions, displaying high-tech products of the future ("Innoventions"), communication and technological exhibitions ("Spaceship Earth"), energy, transportation, imagination, life and health, the land and seas. World Showcase presents a community of nations focusing on the culture, traditions and accomplishments of people around the world. World Showcase includes as a central showpiece the American Adventure pavilion, which highlights the history of the American people. Other nations represented are Canada, Mexico, Japan, China, France, the United Kingdom, Germany, Italy, Morocco and Norway. Both areas feature themed rides and attractions, restaurants, refreshment stands and merchandise shops.

   DISNEY-MGM STUDIOS THEME PARK -- The Disney-MGM Studios Theme Park, which opened in 1989, consists of a theme park and a production facility. The theme park centers around Hollywood as it was during the 1930's and 1940's and features a backstage tour of the production facilities in addition to themed food service and merchandise facilities and other attractions. The production facility consists of three sound stages, merchandise shops and a back lot area and currently hosts both feature film and television productions.

   RESORT FACILITIES -- As of September 30, 1994, the Company owned and operated 10 resort hotels and a complex of villas and suites at the Walt Disney World destination resort, with a total of approximately 12,400 rooms. An additional resort hotel, Disney's All-Star Music Resort, is expected to open in 1995 with a capacity of more than 1,900 rooms. In addition, Disney's Fort Wilderness camping and recreational area offers approximately 1,200 campsites and wilderness homes. Several of the resort hotels also contain conference centers and related facilities.

   Recreational activities available at the resort facilities include five championship golf courses, a zoological park, tennis, sailing, water skiing, swimming, horseback riding and a number of noncompetitive sports and leisure time activities. The Company also operates two water parks, River Country and Typhoon Lagoon. An additional themed water park, Blizzard Beach, is expected to open in 1995.

   The Company has also developed a shopping facility known as the Disney Village Marketplace. Pleasure Island, an evening entertainment center which opened in 1989, is adjacent to Disney Village Marketplace and includes restaurants, night clubs and shopping facilities. Currently under development are Celebration, a 5,000-acre town; Disney's Boardwalk, a major new mixed-use resort built around a turn-of-the-century Atlantic boardwalk theme; and the Disney Institute, a resort community offering participatory programs and enriching experiences.

   At the Disney Village Marketplace Hotel Plaza, seven independently operated hotels are situated on property leased from the Company. These hotels have a capacity of approximately 3,700 rooms. Additionally, two hotels--the Walt Disney World Swan and the Walt Disney World Dolphin, with an aggregate capacity of approximately 2,300 rooms--are independently operated on property leased from the Company near Epcot. Another hotel, the 290-room Shades of Green on Walt Disney World Resort, is leased from the Company and operated by a non-profit organization as an armed forces recreation center.

DISNEY VACATION CLUB
   In 1994, Disney Vacation Development, Inc., a wholly-owned subsidiary of the Company, neared completion of its 531-unit Disney Vacation Club at the Walt Disney World Resort. In addition, sales have commenced and construction has begun on a 436-unit Disney Vacation Club in Vero Beach, Florida. Both facilities are intended to be sold under a vacation ownership plan and operated partially as rental property until the units are completely sold. Disney Vacation Development, Inc. has begun development of a resort site on Hilton Head Island, South Carolina and an additional property at Walt Disney World. Plans have also been announced to build a resort in Newport Beach, California.

DISNEYLAND
   The Company owns 330 acres and has under long-term lease an additional 39 acres of land in Anaheim, California. Disneyland, which opened in 1955, consists of eight principal areas: Toontown, Fantasyland, Adventureland, Frontierland, Tomorrowland, New Orleans Square, Main Street and Critter Country. These areas feature themed rides and attractions, restaurants, refreshment stands and merchandise shops. A number of the Disneyland attractions are sponsored by corporate participants. The Company markets Disneyland through national and local advertising and promotional activities. The Company also owns and operates the 1,100-room Disneyland Hotel near Disneyland.

TOKYO DISNEYLAND
   The Company earns royalties on revenues generated by the Tokyo Disneyland theme park, which is owned and operated by Oriental Land Co., Ltd., an unrelated Japanese corporation. The park, which opened in 1983, is similar in size and concept to Disneyland and is located approximately six miles from downtown Tokyo, Japan.

DISNEY DESIGN AND DEVELOPMENT
   Disney Design and Development, encompassing the Company's two major design and development organizations, Walt Disney Imagineering and Disney Development Company, provides master planning, real estate development, attraction and show design, engineering support, production support, project management and other development services for the Company's operations.

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


                                CONSUMER PRODUCTS

   The Company licenses the name Walt Disney, as well as the Company's characters, visual and literary properties and songs and music, to various consumer manufacturers, retailers, show promoters and publishers throughout the world. The Company also engages in direct retail distribution through The Disney Stores and consumer catalogs, and is a publisher of books, magazines and comics in the United States and Europe. In addition, the Company produces audio and computer software for all markets, as well as film and video products for the educational marketplace. Operating results for the consumer products business are influenced by seasonal consumer purchasing behavior and by the timing of animated theatrical releases.

CHARACTER MERCHANDISE AND PUBLICATIONS LICENSING
   The Company's domestic and foreign licensing activities generate royalties which are usually based on a fixed percentage of the wholesale or retail selling price of the licensee's products. The Company licenses characters based upon both traditional and newly-created film properties. Character merchandise categories which have been licensed include apparel, watches, toys, gifts, housewares, stationery, sporting goods and domestic items such as sheets and towels. Publication categories which have been licensed include continuity-series books, book sets, art and picture books, magazines and newspaper comic strips.

   In addition to receiving licensing fees, the Company is actively involved in the development and approval of licensed merchandise and in the conceptualization, development, writing and illustration of licensed publications. The Company continually seeks to create new characters to be used in licensed products.

PUBLISHING
   The Company has book imprints in the United States offering trade books for children (Mouse Works, Disney Press and Hyperion Books for Children) and adults (Hyperion Press). In addition, the Company is a joint venture partner in Disney Hachette Editions, which produces children's books, and Disney Hachette Presse, which produces children's magazines and computer software magazines in France. In the United States, Italy and France, the Company publishes comic magazines for children. The Company also publishes the children's magazine DISNEY ADVENTURES, the general science magazine DISCOVER and the family entertainment and informational magazines FAMILYFUN and FAMILY PC.

THE DISNEY STORES
   The Company markets Disney-related products directly through its retail facilities operated under "The Disney Store" name. These facilities are generally located in leading shopping malls and similar retail complexes. The stores carry a wide variety of Disney merchandise and promote other businesses of the Company. During fiscal 1994, the Company opened 59 new Disney Stores in the United States and Canada, 18 in Europe and 8 in Japan, bringing the total number to 324 as of September 30, 1994. The Company expects to open additional stores in the future in selected markets throughout the country, as well as in Japan and other Asian, European, and Latin American countries.

AUDIO PRODUCTS AND MUSIC PUBLISHING
   Walt Disney Records, a division of the Company, produces and distributes records, audio cassettes and compact discs primarily directed at the children's market in the United States and France, consisting primarily of soundtracks for animated films and read-along products, and licenses the creation of similar products throughout the rest of the world. In addition, the Company commissions new music for its motion pictures, television programs and records and exploits the song copyrights created for the Company by means of printed music, records, audiovisual devices and public performances.

   Domestic retail sales of records, compact discs, audio cassettes and related materials are the largest source of revenues, while direct marketing, which utilizes catalogs, coupon packages and television, is a secondary means of distribution for the Company. In both the United States and abroad, the Company signs, produces and promotes entertainers primarily for the children's market.

OTHER ACTIVITIES
   The Company produces audiovisual materials for the educational market, including videocassettes and film strips. It also licenses the manufacture and sale of posters and other teaching aids. The Company markets and distributes, through various channels, animation cel art and other animation-related artwork. In addition, the Company licenses the manufacture of software products for video game machines and publishes its own software programs for personal computers in the areas of entertainment, creativity and children's programs.

   The Company is a direct marketer of children's educational toys, play equipment, classroom furniture and activewear apparel through THE DISNEY CATALOG, CHILDCRAFT, JUST FOR KIDS and PLAYCLOTHES.

COMPETITIVE POSITION
   The Company competes in its character merchandising and other licensing, publishing and retail activities with other licensors, publishers and retailers
of character, brand and celebrity names.   In the record and music publishing
business the Company competes with several other companies. Although public information is limited, the Company believes it is the largest worldwide licensor of character-based merchandise and producer/distributor of children's audio products.

                                OTHER OPERATIONS

HOLLYWOOD RECORDS
   Hollywood Records seeks to develop and market recordings from new talent across the spectrum of popular music, as well as soundtracks from the Company's live-action motion pictures. Domestic and foreign distribution is handled by PolyGram Group Distribution.

DISNEY SPORTS ENTERPRISES
   Disney Sports Enterprises provides management and development services for the Company's National Hockey League franchise, the Mighty Ducks of Anaheim.


                                DISNEYLAND PARIS

   Disneyland Paris (formerly referred to as the Euro Disney Resort) is located on a 4,800-acre site at Marne-la-Vallee, approximately 20 miles east of Paris, France. The project has been developed pursuant to a 1987 master agreement with French governmental authorities by Euro Disney S.C.A., a publicly held French company in which the Company holds a 39% equity interest and which is managed by a subsidiary of the Company.

   The Disneyland Paris theme park, which opened in April 1992, draws on a number of European traditions in its five themed lands. Six themed hotels, with a total of approximately 5,200 rooms, are part of the resort complex, together with an entertainment center offering a variety of retail, dining and show facilities and a 595-space camping area. The complex is served by direct rail transport to Paris and by high-speed TGV train service.

   In connection with the project, the Company has licensed various intellectual property rights to Euro Disney, for which the Company is entitled to royalties on certain revenues generated by Disneyland Paris. In addition, the subsidiary of the Company that manages Euro Disney is entitled to management fees based on the revenues and incentive fees based on cash flows of Euro Disney. In 1992, the Company agreed to defer receipt of its base management fees for 1992 and 1993 until Disneyland Paris achieved profitability. In 1994, the Company, Euro Disney, Euro Disney's principal creditors and Euro Disney's shareholders approved a financial restructuring that included an offering of new shares, to which the Company subscribed 49%, and various other contributions and concessions by and from the Company and Euro Disney's creditors. In connection with the restructuring, the Company agreed to waive its royalties and base management fees through September 30, 1998. (See Note 2 of Notes to Consolidated Financial Statements and Management's Discussion and Analysis on page 15 for further information.)

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

EXECUTIVE OFFICERS OF THE COMPANY
   The executive officers of the Company are elected each year at the organizational meeting of the Board of Directors which follows the annual meeting of the stockholders and at such other meetings as appropriate. Each of the executive officers has been employed by the Company in the position or positions indicated in the list and pertinent notes below. Messrs. Eisner, Disney, Murphy and Shapiro have been employed by the Company as executive officers for more than five years.

   At September 30, 1994, the executive officers were as follows:

                                                                                                     Executive
                                                                                                      Officer
          Name               Age                               Title                                   Since
- -------------------------   -----   ------------------------------------------------------------   ------------
Michael D. Eisner            52     Chairman of the Board, Chief Executive Officer                     1984
                                      and President (1)
Roy E. Disney                64     Vice Chairman of the Board                                         1984
Sanford M. Litvack           58     Senior Executive Vice President and Chief of Corporate             1991
                                      Operations (2)
Lawrence P. Murphy           42     Executive Vice President-Strategic Planning                        1985
                                      and Development
Richard D. Nanula            34     Executive Vice President and Chief Financial Officer (3)           1990
Joe Shapiro                  48     Executive Vice President (4)                                       1985
John J. Garand               47     Vice President-Planning and Control (5)                            1992

____________________
(1) Frank G. Wells served as President and Chief Operating Officer of the Company until his death in April 1994.
(2) Mr. Litvack joined the Company as Senior Vice President-General Counsel in 1991. He was named Executive Vice President-Law and Human Resources in 1992 and was named Senior Executive Vice President and Chief of Corporate Operations in August 1994. Mr. Litvack was previously a member of the executive committee and chairman of the litigation department of the law firm of Dewey Ballantine, of which he was a partner from January 1987 until April 1991.
(3) Mr. Nanula joined the Company's strategic planning operation in 1986 and was named Vice President-Treasurer of the Company in January 1990. He was named Senior Vice President and Chief Financial Officer in August 1991 and was named Executive Vice President in February 1994.
(4)  Mr. Shapiro retired from the Company effective October 1, 1994.
(5) Mr. Garand was previously Senior Vice President and Chief Financial Officer for Morse Shoe, Inc. from April 1990 until March 1992. Prior to that, Mr. Garand served in various positions at the corporate and subsidiary offices of PepsiCo, Inc. from 1981 until March 1990.

                                     PART II


ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   The Company's common stock is listed on the New York, Pacific, Swiss and Tokyo stock exchanges (NYSE symbol DIS). The following sets forth the high and low composite sale prices for the fiscal periods indicated.

                                                              Sales Price
                                                      ---------------------------
                                                          High           Low
                                                      ------------   ------------
         1994
     1st Quarter.....................................   $ 45 3/8       $ 37 1/8
     2nd Quarter.....................................     48 5/8         40 7/8
     3rd Quarter.....................................     45 1/8         39 5/8
     4th Quarter.....................................     44 1/4         38 3/4

         1993
     1st Quarter.....................................   $ 45 1/4       $ 33 1/4
     2nd Quarter.....................................     47 7/8         41 3/4
     3rd Quarter.....................................     45 1/8         38 1/4
     4th Quarter.....................................     41 3/8         36

   The Company declared one quarterly dividend of $.0625 per share and three quarterly dividends of $.075 per share in 1994, and in 1993 declared one quarterly dividend of $.0525 per share and three quarterly dividends of $.0625.

   As of September 30, 1994, the approximate number of record holders of the Company's common stock was 458,900.

ITEM 6. SELECTED FINANCIAL DATA

(In millions, except per share data)
                                                  1994            1993 *         1992           1991           1990
                                               ------------   ------------   ------------   ------------   ------------
Statement of Income
   Revenues                                     $ 10,055.1      $ 8,529.2      $ 7,504.0      $ 6,112.0      $ 5,757.3
   Operating income                                1,965.7        1,724.5        1,435.3        1,094.5        1,339.1
   Income before cumulative effect
     of accounting changes                         1,110.4          671.3          816.7          636.6          824.0
   Cumulative effect of accounting
     changes                                                       (371.5)
   Net income                                      1,110.4          299.8          816.7          636.6          824.0

Per Share
   Earnings before cumulative effect
     of accounting changes                      $      2.04     $     1.23     $     1.52     $     1.20         $ 1.50
   Cumulative effect of accounting
     changes                                                          (.68)
   Earnings                                            2.04            .55           1.52           1.20           1.50
   Cash dividends                                       .29            .24            .20            .17            .14

Balance Sheet
   Total assets                                 $ 12,826.3      $11,751.1      $10,861.7      $ 9,428.5      $ 8,022.3
   Borrowings                                      2,936.9        2,385.8        2,222.4        2,213.8        1,584.6
   Stockholders' equity                            5,508.3        5,030.5        4,704.6        3,871.3        3,488.6

Statement of Cash Flows
   Cash flow from operations                    $  2,807.3      $ 2,145.2      $ 1,838.1      $ 1,496.7      $ 1,358.9
   Investing activities                           (2,886.7)      (2,659.7)      (1,923.7)      (1,726.3)      (1,181.9)
   Financing activities                              (96.7)         112.7          (35.7)         295.9          262.0

* See Notes 1, 6, 7, and 11 of Notes to Consolidated Financial Statements for description of accounting changes adopted in the third quarter of 1993, retroactive to October 1, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
1994 VS. 1993
    Revenues increased 18% or $1.53 billion to a record $10.06 billion in 1994, driven by $1.12 billion of growth in Filmed Entertainment, primarily due to the success of home video releases worldwide, the theatrical release of THE LION KING worldwide, except for Europe, and growth in the number of titles available for theatrical and television distribution, and $383.1 million of growth in Consumer Products, reflecting continued expansion of the Disney Stores and the strength of character merchandise licensing worldwide. Revenues of $2.36 billion from foreign operations in all business segments increased 30% or $539.1 million in 1994 and represented 23% of total revenues, an increase of two percentage points over 1993.
    Operating income rose 14% or $241.2 million to a record $1.97 billion in 1994, driven by increases in Filmed Entertainment and Consumer Products operating income of $233.9 million and $70.1 million, respectively, partially offset by Theme Parks and Resorts results, which declined $62.8 million. Filmed Entertainment growth was generated primarily by the success of home video activities, including the worldwide release of ALADDIN, the domestic releases of THE FOX AND THE HOUND and THE RETURN OF JAFAR, and the international releases of THE JUNGLE BOOK and BAMBI. The strong performance of THE LION KING (excluding Europe) also contributed to growth. Increased Consumer Products operating income was driven by worldwide character merchandise licensing growth generated by traditional Disney characters and new animated film properties, including ALADDIN and THE LION KING. Theme Parks and Resorts operating income reflected lower attendance at Florida and California theme parks, partially offset by higher guest spending and increased occupied rooms in Florida.
    Costs and expenses increased 19% or $1.28 billion in 1994, reflecting higher film cost amortization, increased distribution and selling costs related to home video and theatrical product, increased operating costs related to expansion of the Disney Stores, and increased operating costs associated with the expansion of theme park attractions and resorts in Florida.
    Income increased 65% to a record $1.11 billion and earnings per share increased 66% to a record $2.04 from $671.3 million and $1.23, respectively, before the cumulative effect of accounting changes in 1993. Excluding Euro Disney reserves, which negatively impacted 1993 results, income and earnings per share grew 25%.

1993 VS. 1992
    Revenues increased 14% or $1.03 billion to $8.53 billion in 1993, driven by $558.2 million of growth in Filmed Entertainment, resulting primarily from successful home video releases and increased international theatrical distribution activities, and $333.2 million of growth in Consumer Products, reflecting continued expansion of the Disney Stores worldwide and increased character merchandise licensing activities. Revenues of $1.82 billion from foreign operations in all business segments increased 25% or $362.1 million in 1993 and represented 21% of total revenues, an increase of two percentage points over 1992.
    Operating income increased 20% or $289.2 million to $1.72 billion in 1993, reflecting Filmed Entertainment growth of $113.9 million, Theme Parks and Resorts growth of $102.9 million, and Consumer Products growth of $72.4 million. Higher Filmed Entertainment operating income was due to the successful worldwide home video and international theatrical release of BEAUTY AND THE BEAST, the strong theatrical release of ALADDIN worldwide, except for Europe, the domestic home video release of PINOCCHIO, and greater product availabilities in pay television and worldwide television syndication. Theme Parks and Resorts operating income grew as a result of increased theme park per capita spending and higher occupied rooms at Florida resorts together with increased sales at the Disney Vacation Club and higher royalties from Tokyo Disneyland. Consumer Products results primarily reflected increased demand for Disney licensed products in worldwide markets.
    Costs and expenses increased 12% or $736.0 million in 1993, reflecting higher film cost amortization, distribution and selling costs related to increased product availabilities in Filmed Entertainment, increased costs associated with the expansion of resort properties in Florida, and increased operating and start-up costs related to expansion of the Disney Stores and new business ventures in Consumer Products.

    Income and earnings per share before the cumulative effect of accounting changes in 1993 (described below) decreased 18% to $671.3 million and 19% to $1.23, respectively, from $816.7 million and $1.52 in 1992. The decrease reflected the impact of a $350.0 million charge to fully reserve the Company's current receivables and funding commitment to Euro Disney and the Company's equity share of Euro Disney's operating loss. (See Note 2 of Notes to
Consolidated Financial Statements.) The Company's 1993 net income and earnings per share were significantly impacted by the change in accounting method for pre-opening costs and the impact of adopting two new required Statements of Financial Accounting Standards, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (SFAS 106) and ACCOUNTING FOR INCOME TAXES (SFAS
109).
    The cumulative effect of the change in accounting method for pre-opening costs resulted in a charge of $271.2 million or $.50 per share. In addition, the cumulative effect of adopting SFAS 106 was a charge of $130.3 million or $.24 per share, partially offset by the $30.0 million or $.06 per share benefit from adopting SFAS 109. (See Notes 1, 6, 7 and 11 of Notes to Consolidated Financial Statements.)
    Net income after the cumulative effect of accounting changes in 1993 decreased 63% to $299.8 million from $816.7 million in 1992 and earnings per share fell 64% to $.55 from $1.52.

FILMED ENTERTAINMENT
1994 VS. 1993
    Revenues increased 30% or $1.12 billion to $4.79 billion in 1994, driven by growth of $731 million in worldwide home video revenues, $224 million in worldwide theatrical revenues, and $99 million in television revenues. Domestic home video revenues were driven by ALADDIN, THE FOX AND THE HOUND and THE RETURN OF JAFAR compared to BEAUTY AND THE BEAST and PINOCCHIO in 1993, while international home video revenues were driven by THE JUNGLE BOOK, ALADDIN and BAMBI compared to BEAUTY AND THE BEAST and CINDERELLA in the prior year. Theatrical revenues increased due to the worldwide release of THE LION KING, except for Europe, ALADDIN in Europe, and continued expansion of theatrical productions, including full-year operations of Miramax, which was acquired in June 1993. Television revenues grew due to increased title availabilities worldwide.
    Operating income increased 38% or $233.9 million to $856.1 million in 1994, driven by growth in worldwide home video activity and television, partially offset by lower worldwide theatrical operating income, reflecting lower results per film in 1994. Theatrical results in 1993 were driven by the worldwide release of ALADDIN, except for Europe, and international releases of BEAUTY AND THE BEAST, SISTER ACT and THE JUNGLE BOOK compared to the current year's release of THE LION KING, the European release of ALADDIN, and the international release of COOL RUNNINGS. Costs and expenses increased 29% or $886.0 million, principally due to higher film cost amortization, and increased distribution and selling costs, resulting from increased home video and theatrical activities.

1993 VS. 1992
    Revenues grew 18% or $558.2 million to $3.67 billion in 1993, driven by growth of $283 million in worldwide home video revenues, $137 million in international theatrical revenues, and $107 million in television revenues. Worldwide home video growth was driven by BEAUTY AND THE BEAST and PINOCCHIO domestically and BEAUTY AND THE BEAST and CINDERELLA internationally. Higher theatrical revenues reflected the release of ALADDIN and the international releases of BEAUTY AND THE BEAST, SISTER ACT and THE JUNGLE BOOK, offset by the disappointing performances of certain domestic live-action releases. Television revenues increased primarily as a result of growth in pay television and worldwide syndication, reflecting increased activity as more product was made available to those markets.
    Operating income rose 22% or $113.9 million to $622.2 million in 1993, primarily due to growth in worldwide home video and television distribution. Results also reflected the positive impact of continued growth in The Disney Channel subscriber base. Strong international theatrical performances were offset by lower domestic theatrical results. Costs and expenses increased 17% or $444.3 million, principally due to higher film cost amortization and increased distribution and selling costs, resulting from increased home video and theatrical activities.

THEME PARKS AND RESORTS
1994 VS. 1993
    Revenues of $3.46 billion in 1994 were substantially unchanged from the prior year, as $86 million of growth in guest spending at Florida theme parks and resorts and $47 million of growth from increased occupied rooms at Florida resorts offset the $114 million impact of lower attendance at Florida and California theme parks. Guest spending rose, primarily due to expanded product offerings and certain price increases, while the increase in occupied rooms reflected absorption of additional capacity from the third quarter openings of Disney's Wilderness Lodge and Disney's All-Star Sports Resort, and expansion at the Disney Vacation Club. Lower attendance was driven by reduced international tourism.
    Operating income decreased 8% or $62.8 million to $684.1 million in 1994, reflecting the impact of reduced revenues from lower theme park attendance. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing, increased 3% or $85.7 million, primarily due to expansion of theme park attractions and resorts in Florida and a charge recorded in the fourth quarter to write off certain development costs associated with Disney's America, as a result of the Company's decision to seek a new site for the theme park.

1993 VS. 1992
    Revenues rose 4% or $133.8 million to $3.44 billion in 1993, primarily due to $40 million of growth in per capita spending at the theme parks, $25 million of growth from increased occupied rooms at Florida resorts, and $52 million of growth from sales of ownership interests at the Disney Vacation Club and increased royalties from Tokyo Disneyland. Per capita spending was higher primarily due to price increases. The increase in occupied rooms resulted from the absorption of additional capacity from the Dixie Landings Resort. Total attendance was flat with the prior year, as the impact of the opening of Mickey's Toontown at Disneyland and the Splash Mountain attraction at Tokyo Disneyland was offset by weakness in the international tourism market at Walt Disney World, due to the poor European economy.
    Operating income increased 16% or $102.9 million to $746.9 million in 1993, driven by increased per capita spending at the parks, increased occupied rooms and higher room rates at Florida resorts, continued development and sales of ownership interests at the Disney Vacation Club, and increased royalties from Tokyo Disneyland. Costs and expenses increased 1% or $30.9 million, reflecting increased costs related primarily to resort expansion in Florida, partially offset by decreased current year development spending at Walt Disney Imagineering. In addition, year-over-year comparisons were positively impacted by the prior-year charge relating to the termination of the lease on the Queen Mary hotel and attraction.

CONSUMER PRODUCTS
1994 VS. 1993
    Revenues increased 27% or $383.1 million to $1.80 billion in 1994, driven by growth of $166 million from the Disney Stores, $109 million from worldwide character merchandise licensing, and $87 million from publications, catalogs, and records and audio entertainment. Full-year operations at 62 stores opened in 1993 and 7% higher sales at 177 existing stores generated 58% of Disney Stores' revenue growth; sales from 85 new stores worldwide contributed the remaining 42%. Worldwide merchandise licensing growth was generated by increased demand for traditional Disney characters and new animated film properties, including ALADDIN and THE LION KING.
    Operating income increased 20% or $70.1 million to $425.5 million in 1994, primarily due to the worldwide success of character merchandise licensing and expansion of the Disney Stores, partially offset by higher costs and expenses. Costs and expenses, which consist principally of costs of goods sold, labor and publicity and promotion, increased 30% or $313.0 million, primarily reflecting expansion and revenue growth of the Disney Stores and higher expenses in catalog businesses.

1993 VS. 1992
    Revenues increased 31% or $333.2 million to $1.42 billion in 1993, reflecting growth of $161 million from worldwide expansion of the Disney Stores, $78 million from worldwide character merchandise licensing activities, and $87 million from publications, catalogs and records and audio entertainment. Full-year operations at 64 stores opened in 1992 and 11% higher sales at 113 existing stores generated 60% of Disney Stores' revenue growth; sales from 62 new stores worldwide contributed the remaining 40%.
    Operating income increased 26% or $72.4 million to $355.4 million in 1993, driven by strong sales of ALADDIN and BEAUTY AND THE BEAST character merchandise in domestic publications, records and audio entertainment and in the Disney Stores domestically. Additionally, increased sales of both film and standard character properties contributed to the favorable results in domestic and international licensing. Costs and expenses increased 33% or $260.8 million, primarily due to domestic expansion and start-up costs associated with international expansion of the Disney Stores. Growth in domestic publications and catalog businesses also resulted in higher expenses.

CORPORATE ACTIVITIES
GENERAL AND ADMINISTRATIVE EXPENSES
1994 VS. 1993
    General and administrative expenses decreased 1% or $2.0 million to $162.2 million in 1994, reflecting operating income from Disney Sports Enterprises (The Mighty Ducks of Anaheim) and lower losses incurred by Hollywood Records, partially offset by higher corporate general and administrative expenses incurred to support growth in the Company's operations and performance-related incentive programs.

1993 VS. 1992
    General and administrative expenses rose 11% or $16.0 million to $164.2 million in 1993. While corporate general and administrative expenses remained virtually flat, the increase reflected higher operating losses at Hollywood Records in contrast to the prior year, which reflected the success of the QUEEN catalog.

INVESTMENT AND INTEREST INCOME AND INTEREST EXPENSE
1994 VS. 1993
    Total investment and interest income decreased 30% or $56.2 million to $129.9 million in 1994. The decrease reflected both lower average investment balances and yields.
    Interest expense decreased 24% or $37.8 million to $119.9 million in 1994, primarily due to the 1993 write-off of unamortized issuance costs related to subordinated notes redeemed by the Company, and increased capitalized interest, resulting from higher capital expenditures in the current year.

1993 VS. 1992
    Total investment and interest income increased 43% or $55.8 million to $186.1 million in 1993. The increase reflected higher average investment balances, gains on termination of interest rate swap agreements and the favorable impact of leveraged leasing activities.
    Interest expense increased 24% or $30.9 million to $157.7 million in 1993, primarily due to the write-off of unamortized issuance costs on subordinated notes, which were redeemed during the year, and higher average borrowing balances, partially offset by the impact of lower average rates. The average borrowing rate decreased from 7.2% in 1992 to 6.9% in 1993. Capitalized interest was flat compared to the prior year.

INVESTMENT IN EURO DISNEY
1994 VS. 1993
    The Company's investment in Euro Disney resulted in a loss of $110.4 million in 1994. The loss consisted of a $52.8 million charge recognized in the third quarter as a result of the Company's participation in the Euro Disney financial restructuring, and the Company's equity share of fourth quarter operating results. The prior year loss reflected the Company's equity share of Euro Disney's operating results and a $350.0 million charge to fully reserve receivables from and a funding commitment to Euro Disney, partially offset by royalties and gain amortization related to the investment. The funding commitment was intended to help support Euro Disney for a limited period, while Euro Disney pursued a financial restructuring.
    A proposed restructuring plan for Euro Disney was announced in March 1994. During the third quarter of 1994, the Company entered into agreements with Euro Disney and the Euro Disney lenders participating in the restructuring (the "Lenders"), to provide certain debt, equity and lease financing to Euro Disney.
    Under the restructuring agreements, which specify amounts denominated in French francs, the Company committed to increase its equity investment in Euro Disney by subscribing for 49% of a $1.1 billion rights offering of new shares; to provide long-term lease financing at a 1% interest rate for approximately $255 million of theme park assets; and to subscribe, in part through an offset against fully-reserved advances previously made to Euro Disney under the Company's funding commitment, for securities reimbursable in shares with a face value of approximately $180 million and a 1% coupon. In addition, the Company agreed to cancel fully-reserved receivables from Euro Disney of approximately $210 million, to waive royalties and base management fees for a period of five years and to reduce such amounts for specified periods thereafter, and to modify the method by which management incentive fees will be calculated. During the fourth quarter of 1994, the financial restructuring was completed and the Company funded its commitments.
    In addition to the commitments described above, the Company agreed to arrange for the provision of a 10-year unsecured standby credit facility of approximately $210 million, upon request, bearing interest at PIBOR. As of September 30, 1994, Euro Disney had not requested the Company to establish this facility.
    As part of the restructuring, the Company received 10-year warrants for the purchase of up to 27.8 million shares of Euro Disney at a price of FF 40 per share. The terms of the restructuring also provide that, in the event that Euro Disney decides to launch the second phase of the development of its theme park and resort complex, and commitments for the necessary financing have been obtained, the Company will be entitled to a development fee of approximately $225 million. Upon receipt of the development fee, the Company's entitlement to purchase Euro Disney shares by exercise of the warrants described above will be reduced to 15 million shares.
    In connection with the restructuring, Euro Disney Associes S.N.C. ("Disney SNC"), an indirect wholly-owned affiliate of the Company, entered into a lease arrangement (the "Lease") with the entity (the "Park Financing Company") which financed substantially all of the Disneyland Paris theme park assets, and then entered into a sublease agreement (the "Sublease") with Euro Disney. Under the Lease, which replaced an existing lease between Euro Disney and the Park Financing Company, Disney SNC leased the theme park assets of the Park Financing Company for a noncancelable term of 12 years. Aggregate lease rentals of FF 10.5 billion ($2.0 billion) receivable from Euro Disney under the Sublease, which has a 12-year term, will approximate the amounts payable by Disney SNC under the Lease.
    At the conclusion of the Sublease term, Euro Disney will have the option to assume Disney SNC's rights and obligations under the Lease. If Euro Disney does not exercise its option, Disney SNC may continue to lease the assets, with an ongoing option to purchase them for an amount approximating the balance of the Park Financing Company's outstanding debt. Alternatively, Disney SNC may terminate the Lease, in which case Disney SNC would pay the Park Financing Company an amount equal to 75% of its then-outstanding debt, estimated to be $1.4 billion; Disney SNC could then sell or lease the assets on behalf of the Park Financing Company in order to satisfy the remaining debt, with any excess proceeds payable to Disney SNC.

    As part of the overall restructuring, the Lenders agreed to underwrite 51% of the Euro Disney rights offering, to forgive certain interest charges for the period from April 1, 1994 to September 30, 2003, having a present value of approximately $300 million, and to defer all principal payments until three years later than originally scheduled. As consideration for their participation in the financial restructuring, Euro Disney issued to the Lenders 10-year warrants for the purchase of up to 40 million shares of Euro Disney stock at a price of FF 40 per share.
    Euro Disney has reported that it expects to incur a loss in 1995, which will have a negative impact on the Company's results. The impact on the Company's earnings, however, will be reduced as a result of the sale by the Company in October 1994 of approximately 75 million shares, or 20% of its investment in Euro Disney, to Prince Alwaleed Bin Talal Bin Abdulaziz Al Saud. The sale will reduce the Company's ownership interest in Euro Disney to approximately 39%. Beginning in 1995, the Company will record its equity share of Euro Disney's operating results based upon its reduced ownership interest. The Company has agreed, so long as any obligations to the Lenders are outstanding, to maintain ownership of at least 34% of the outstanding common stock of Euro Disney until June 1999, at least 25% for the subsequent five years and at least 16.67% for an additional term thereafter.

1993 VS. 1992
    The Company's investment in Euro Disney resulted in a loss of $514.7 million in 1993, including the charge referred to below, after being partially offset by royalties and gain amortization related to the investment. The operating results of Euro Disney were lower than expected, due in part to the European recession affecting Euro Disney's largest markets.
    During 1993, Euro Disney, its principal lenders and the Company began exploring a financial restructuring for Euro Disney. The Company agreed to help fund Euro Disney for a limited period, to afford Euro Disney time to pursue the financial restructuring. The operating results for the fourth quarter and the year, and the need for a financial restructuring, created uncertainty regarding the Company's ability to collect its current receivables and the funding commitment to Euro Disney. Consequently, the Company recorded a charge of $350.0 million in the fourth quarter to fully reserve its current receivables and funding commitment.
    In 1992, the Company's investment in Euro Disney contributed income of $11.2 million. Although Euro Disney incurred a loss for 1992, the Company's 49% share of the net loss was offset by royalties and gain amortization related to the investment.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generates significant cash from operations and has substantial borrowing capacity to meet its operating and discretionary cash requirements.
    Cash provided by operations increased 31% or $662.1 million to $2.81 billion in 1994, primarily due to the success of home video releases in Filmed Entertainment and expanded character merchandise licensing activities worldwide in Consumer Products.
    Net borrowings (the Company's borrowings less cash and liquid investments) increased $1.32 billion to $1.73 billion, reflecting incremental financing activity during the year and the sale of investments to fund cash requirements. New borrowings during the year included $475 million of senior participating notes (described further below), $285 million of Japanese yen bonds, and $164 million of medium-term notes.

    In 1994, the Company invested $1.43 billion to develop and produce film and television properties and $1.03 billion to design and develop new theme park attractions and resort properties, including Sunset Boulevard and the Twilight Zone Tower of Terror at the Disney-MGM Studios Theme Park, Disney's Wilderness Lodge and initial phases of Disney's All-Star Resorts in Florida, and the Indiana Jones Adventure at Disneyland. The Company also participated in the financial restructuring completed by Euro Disney in 1994, pursuant to which the Company provided $971.1 million of equity capital and long-term financing to Euro Disney, and agreed to arrange for, upon Euro Disney's request, a 10-year FF
1.1 billion ($210 million) unsecured standby credit facility. In addition, pursuant to agreements executed in connection with the restructuring, the Company sold approximately 75 million (20%) of its Euro Disney shares to Prince Alwaleed Bin Talal Bin Abdulaziz Al Saud for approximately $145 million in October 1994.
    The Company repurchased 13.8 million shares of its common stock for $570.7 million in 1994, and has repurchased an additional 8.9 million shares for $348.7 million through November 1994. Under its share repurchase program, the Company is authorized to purchase up to an additional 104 million shares, including 90 million shares authorized by the Board of Directors in November 1994. The Company evaluates share repurchase decisions on an ongoing basis, taking into account borrowing capacity, management's target capital structure, and other investment opportunities. The Company also used $153 million to fund dividend payments during the year.
    The Company currently maintains significant borrowing capacity to take advantage of growth and investment opportunities. The Company focuses on net borrowings, which take into account its cash and investment balances, when monitoring borrowing capacity. The Company's borrowing capacity includes a $525 million line of credit which is available for general corporate purposes and to support commercial paper issuance.
    The Company's financial condition remains strong. The Company believes that its cash, other liquid assets, operating cash flows, access to equity capital markets and borrowing capacity taken together provide more than adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. Expansion of existing businesses includes the design and development of theme park attractions, resort properties, and other real estate developments, expansion of the Disney Stores worldwide, and continued film and television production. Theme park and resort projects currently under development include Blizzard Beach, Celebration, Disney's Boardwalk Resort, the Disney Institute, and additional Disney Vacation Club sites. In addition, the Company continually evaluates discretionary investments in new projects which complement its existing businesses.

RISK MANAGEMENT STRATEGIES
    The Company employs a variety of on-and off-balance-sheet financial instruments to manage its business and financial market risks.
    During 1994 and 1993, the Company raised $475 million and $400 million, respectively, from the issuance of senior participating notes. The notes, due 2001 with a minimum yield of 4.2% and due 2000 with a minimum yield of 1.5%, respectively, are unique in that a portion of the interest paid is contingent upon the performance of a portfolio of live-action films from Walt Disney Pictures, Hollywood Pictures, Touchstone Pictures, Caravan Pictures, and Miramax. In the future, the Company will continue to seek partners that will share the risks and rewards of its live-action film business.
    The Company's foreign currency revenues continue to grow and management believes it is prudent to reduce the risk associated with fluctuations in the value of the U.S. dollar in the foreign exchange markets. The Company uses foreign currency forward contracts, purchased options and option combinations to reduce the impact of changes in the value of its existing foreign currency assets and liabilities and its anticipated future foreign currency revenues denominated in Japanese yen, French francs, German marks, British pounds, and other currencies. The primary focus of the Company's foreign exchange risk management program is to reduce earnings volatility. By policy, the Company maintains hedge coverages between minimum and maximum percentages of its anticipated foreign exchange exposures for each of the next five fiscal years.

    The Company is exposed to interest rate risk related to its investments and borrowings. The Company monitors the net interest rate sensitivity of its portfolio of investments and borrowings and uses interest rate swaps, exchange-traded futures, forwards and purchased options to manage the net interest exposure and to lower overall borrowing costs. The Company's objective is to manage the impact of interest rate changes on earnings and on the market value of its investments and borrowings. The Company does not expect interest rate movements to significantly affect its liquidity or operating results in the foreseeable future. For 1994 and 1993, a 1% increase or decrease in interest rates would not have had a material impact on the Company's liquidity or operating results.
    The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its off-balance-sheet financial instruments, and does not anticipate failure to perform by such institutions. The Company enters into off-balance-sheet transactions only with financial institution counterparties which have a credit rating of single A-or better. The Company's current policy in agreements with financial institution counterparties is generally to require collateral in the event credit ratings fall below single A-. With respect to certain contracts, the Company has the right to offset amounts payable to the counterparties to the extent of amounts receivable, further reducing the risk associated with counterparty nonperformance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Financial Statements and Supplemental Data on page 24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   Information regarding directors appearing under the caption ELECTION OF DIRECTORS in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders (the "1995 Proxy Statement") is hereby incorporated by reference.

   Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

   Information appearing under the captions DIRECTORS' REMUNERATION; ATTENDANCE and EXECUTIVE COMPENSATION in the 1995 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information setting forth the security ownership of certain beneficial owners and management appearing under the caption STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS and STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS in the 1995 Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information regarding certain related transactions appearing under the caption RELATED TRANSACTIONS in the 1995 Proxy Statement is hereby incorporated by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibits and Financial Statements and Schedules

     (1)  Financial Statements and Schedules

          See Index to Financial Statements and Supplemental Data at page 24.

     (2)  Exhibits

          3(a)   Restated Certificate of Incorporation of the Company, filed as
                 Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended September 30, 1992, is hereby incorporated by reference.
          3(b)   Bylaws of the Company, as amended, are filed herewith as
                 Exhibit 3(b).
          4(a) Rights Agreement, dated as of June 21, 1989, between the Company and Security Pacific National Bank, as Rights Agent (including the form of Certificate of Designation of the Series R Preferred Stock attached as Exhibit A thereto and the form of Rights Certificate attached as Exhibit B thereto), filed as
                 Exhibit 1 to the Company's Current Report on Form 8-K, dated June 21, 1989, is hereby incorporated by reference.
          4(b) Indenture, dated as of November 30, 1990, between the Company and Bankers Trust Company, as Trustee, with respect to certain senior debt securities of the Company, filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated January 14, 1991, is hereby incorporated by reference.
          4(c) Amended and Restated Credit Agreement, dated as of October 3, 1994, among the Company, Citicorp USA, Inc., as Agent, and certain financial institutions is filed herewith as Exhibit 4(c).
          4(d) Other long-term borrowing instruments issued by the Company are omitted pursuant to Item 601(b) (4) (iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request.
          10(a) (i) Agreement on the Creation and the Operation of Euro Disneyland en France, dated March 25, 1987, and (ii) Letter relating thereto of Michael D. Eisner, Chairman of the Company, dated March 24, 1987, filed as Exhibits 10(b) and 10(a), respectively, to the Company's Current Report on Form 8-K filed April 24, 1987, are hereby incorporated by reference.
          10(b) Limited Recourse Financing Facility Agreement, dated as of April 27, 1988, among the Company, Citibank Channel Island Limited and Citicorp International, filed as Exhibit (10a) to the Company's Current Report on Form 8-K filed April 29, 1988, is hereby incorporated by reference.
          10(c) (i) Employment Agreement, dated as of January 10, 1989, between the Company and Michael D. Eisner, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1989; (ii) Agreement, dated March 1, 1985, between the Company and Michael D. Eisner, filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1985; and (iii) description of action by the Compensation Committee taken on November 30, 1990, filed as
                 Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended September 30, 1990, are hereby incorporated by reference.

          10(d) (i) Employment Agreement, dated January 10, 1989, between the Company and Frank G. Wells, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1989; (ii) Agreement, dated March 1, 1985, between the Company and Frank G. Wells, filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1985; and (iii) description of action by the Compensation Committee taken on November 30, 1990, filed as
                 Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended September 30, 1990, are hereby incorporated by reference.
          10(e) Amended and Restated Employment Agreement, dated as of February 1, 1991, between the Company and Joe Shapiro, filed as Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1991, is hereby incorporated by reference.
          10(f) (i) Contract, dated December 14, 1979, with E. Cardon Walker, to purchase a 2% interest in certain motion pictures to be produced by the Company and to acquire an additional 2% profit participation; and (ii) Amendment thereto, dated August 8, 1980, filed as Exhibits 1 and 3, respectively, to the Company's Annual Report on Form 10-K for the year ended September 30, 1980, are hereby incorporated by reference.
          10(g) Form of Indemnification Agreement entered into or to be entered into by certain officers and directors of the Company as determined from time to time by the Board of Directors, included as Annex C to the Proxy Statement for the Company's 1988 Annual Meeting of Stockholders, is hereby incorporated by reference.
          10(h) Loan Plan for Corporate Officers, filed as Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended September 30, 1986, is hereby incorporated by reference.
          10(i) 1990 Stock Incentive Plan and the Rules relating to Stock Options and Stock Appreciation Rights thereunder, filed as Exhibits 28(a) and 28(b), respectively, to the Company's Registration Statement on Form S-8 (No. 33-39770), dated April 5, 1991, are hereby incorporated by reference.
          10(j) (i) 1987 Stock Incentive Plan and the Rules relating to Stock Options and Stock Appreciation Rights thereunder, (ii) 1984 Stock Incentive Plan and the Rules relating to Stock Options and Stock Appreciation Rights thereunder, (iii) 1981 Incentive Plan and the Rules relating to Stock Options and Stock Appreciation Rights thereunder and (iv) 1980 Stock Option Plan, all as set forth as Exhibits 1(a), 1(b), 2(a), 2(b), 3(a), 3(b) and 4, respectively, to the Prospectus contained in Part I of the Company's Registration Statement on Form S-8 (No. 33-26106), dated December 20, 1988, are hereby incorporated by reference.
          10(k) Contingent Stock Award Rules under the Company's 1984 Stock Incentive Plan, filed as Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended September 30, 1986, is hereby incorporated by reference.
          10(l) Disney Salaried Retirement Plan, as amended through March 1, 1994, is filed herewith as Exhibit 10(l).
          10(m) The Walt Disney Company and Associated Companies Key Employees Deferred Compensation and Retirement Plan, filed as Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended September 30, 1985, is hereby incorporated by reference.
          10(n) Supplemental Medical and Group Term Life Insurance Plan (summary plan description), filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the year ended September 30, 1985, is hereby incorporated by reference.
          10(o) Group Personal Excess Liability Insurance Plan (summary plan description), filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended September 30, 1986, is hereby incorporated by reference.
          10(p) Family Income Assurance Plan (summary plan description), filed as Exhibit 10(aa) to the Annual Report on Form 10-K for the year ended September 30, 1986, is hereby incorporated by reference.

          10(q)  Disney Salaried Savings and Investment Plan, as amended and restated through June 1, 1990, filed as Exhibit 28 (a) to the
                 Company's Registration Statement on Form S-8 (No. 33-35405),
                 filed June 14, 1990, is hereby incorporated by reference.
          10(r)  Disney Salaried Savings and Investment Plan Trust Agreement,
                 dated June 30, 1992, filed as Exhibit 10 to the Company's
                 Quarterly Report on Form 10-Q for the period ended June 30,
                 1992, is hereby incorporated by reference.
          10(s)  Master Trust Agreement for Employees Savings and Retirement
                 Plans, as amended and restated through June 1, 1990, between the Company and Bankers Trust Company, as Trustee, filed as
                 Exhibit 28 (b) to the Company's Registration Statement on Form
                 S-8 (No. 33-35405), filed June 14, 1990, is hereby incorporated by reference.
          18     Letter from the Company's independent auditors, dated August 9,
                 1993, regarding preferability of the change in accounting
                 method for project-related pre-opening costs, filed as Exhibit
                 1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993, is hereby incorporated by reference.
          21     Subsidiaries of The Walt Disney Company.
          23     Consent of Price Waterhouse LLP, the Company's independent accountants, is included herein at page 25.
          27     Financial Data Schedule (filed electronically only)
          28     Financial statements required by Form 11-K with respect to the
                 Disney Salaried Savings and Investment Plan for the year ended
                 December 31, 1993, filed as Exhibit 28 to the Annual Report on
                 Form 10-K for the year ended September 30, 1993, as amended by Amendment No. 1 on Form 10-K/A dated June 30, 1994, are hereby incorporated by reference.

(b)  Reports on Form 8-K

     (1) The Company filed a Current Report on Form 8-K, dated March 14, 1994, with respect to a joint press release, dated March 14, 1994, by the Company, Euro Disney S.C.A. and the Steering Committee for the lenders to Euro Disney S.C.A.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           THE WALT DISNEY COMPANY
                               -------------------------------------------------
                                                (Registrant)

Date: December 14, 1994        By:            MICHAEL D. EISNER
                               -------------------------------------------------
                                  (Michael D. Eisner, Chairman, Chief Executive Officer and President)


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

                 SIGNATURE                                 TITLE                            DATE
                 ---------                                 -----                            ----
PRINCIPAL EXECUTIVE OFFICERS

MICHAEL D. EISNER                                 Chairman of the Board,
- ----------------------------------------------    Chief Executive Officer and
(Michael D. Eisner)                               President                            December 14, 1994

SANFORD M. LITVACK                                Senior Executive Vice
- ----------------------------------------------    President and Chief of
(Sanford M. Litvack)                              Corporate Operations                 December 14, 1994

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICERS

RICHARD D. NANULA                                 Executive Vice President
- ----------------------------------------------    and Chief Financial Officer          December 14, 1994
(Richard D. Nanula)

JOHN J. GARAND                                    Vice President -
- ----------------------------------------------    Planning and Control                 December 14, 1994
(John J. Garand)

DIRECTORS

REVETA F. BOWERS                                           Director                    December 14, 1994
- ----------------------------------------------
(Reveta F. Bowers)

ROY E. DISNEY                                              Director                    December 14, 1994
- ----------------------------------------------
(Roy E. Disney)

MICHAEL D. EISNER                                          Director                    December 14, 1994
- ----------------------------------------------
(Michael D. Eisner)

STANLEY P. GOLD                                            Director                    December 14, 1994
- ----------------------------------------------
(Stanley P. Gold)

IGNACIO E. LOZANO, JR.                                     Director                    December 14, 1994
- ----------------------------------------------
(Ignacio E. Lozano, Jr.)

RICHARD A. NUNIS                                           Director                    December 14, 1994
- ----------------------------------------------
(Richard A. Nunis)

IRWIN E. RUSSELL                                           Director                    December 14, 1994
- ----------------------------------------------
(Irwin E. Russell)

ROBERT A.M. STERN                                          Director                    December 14, 1994
- ----------------------------------------------
(Robert A.M. Stern)

E. CARDON WALKER                                           Director                    December 14, 1994
- ----------------------------------------------
(E. Cardon Walker)

RAYMOND L. WATSON                                          Director                    December 14, 1994
- ----------------------------------------------
(Raymond L. Watson)

GARY L. WILSON                                             Director                    December 14, 1994
- ----------------------------------------------
(Gary L. Wilson)

                    THE WALT DISNEY COMPANY AND SUBSIDIARIES
               INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                                                                             Page
                                                                                                             ----
Report of Independent Accountants and Consent of Independent Accountants . . . . . . . . . . . . . . . .      25

Consolidated Financial Statements of The Walt Disney Company and Subsidiaries
   Consolidated Statement of Income for the Years Ended September 30, 1994, 1993 and 1992. . . . . . . .      26
   Consolidated Balance Sheet as of September 30, 1994 and 1993. . . . . . . . . . . . . . . . . . . . .      27
   Consolidated Statement of Cash Flows for the Years Ended September 30, 1994, 1993 and 1992. . . . . .      28
   Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      29
   Quarterly Financial Summary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      46

   Financial Statement Schedules
      II.   Amounts Receivable from Related Parties and Underwriters, Promoters and
              Employees Other than Related Parties . . . . . . . . . . . . . . . . . . . . . . . . . . .      47
      V.    Property, Plant and Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      48
      VI.   Accumulated Depreciation of Property, Plant and Equipment. . . . . . . . . . . . . . . . . .      49
      IX.   Short-term Borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      50
      X.    Supplementary Income Statement Information . . . . . . . . . . . . . . . . . . . . . . . . .      51

Schedules other than those listed above are omitted for the reason that they are not applicable or the required information is included in the financial statements or related notes.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of The Walt Disney Company

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Walt Disney Company and its subsidiaries (the "Company") at September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   As discussed in Notes 1, 6, 7 and 11 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 109, "Accounting for Income Taxes," and changed its method of accounting for pre-opening costs in fiscal 1993.



PRICE WATERHOUSE LLP




Los Angeles, California
November 21, 1994


                       CONSENT OF INDEPENDENT ACCOUNTANTS

   We hereby consent to the incorporation by reference in the prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 33-26106, 33-35405 and 33-39770) and Form S-3 (No. 33-49891) of The Walt Disney Company of our report dated November 21, 1994 which appears above.




PRICE WATERHOUSE LLP




Los Angeles, California
December 14, 1994

                        CONSOLIDATED STATEMENT OF INCOME
                      (In millions, except per share data)

Year ended September 30                                                 1994       1993       1992
- ----------------------------------------------------------------------------------------------------------------

REVENUES
  Filmed entertainment                                                $ 4,793.3  $ 3,673.4  $ 3,115.2
  Theme parks and resorts                                               3,463.6    3,440.7    3,306.9
  Consumer products                                                     1,798.2    1,415.1    1,081.9
                                                                      ---------  ---------  ---------
                                                                       10,055.1    8,529.2    7,504.0
                                                                      ---------  ---------  ---------

COSTS AND EXPENSES
  Filmed entertainment                                                  3,937.2    3,051.2    2,606.9
  Theme parks and resorts                                               2,779.5    2,693.8    2,662.9
  Consumer products                                                     1,372.7    1,059.7      798.9
                                                                      ---------  ---------  ---------
                                                                        8,089.4    6,804.7    6,068.7
                                                                      ---------  ---------  ---------

OPERATING INCOME
  Filmed entertainment                                                    856.1      622.2      508.3
  Theme parks and resorts                                                 684.1      746.9      644.0
  Consumer products                                                       425.5      355.4      283.0
                                                                      ---------  ---------  ---------
                                                                        1,965.7    1,724.5    1,435.3
                                                                      ---------  ---------  ---------

CORPORATE ACTIVITIES
  General and administrative expenses                                     162.2      164.2      148.2
  Interest expense                                                        119.9      157.7      126.8
  Investment and interest income                                         (129.9)    (186.1)    (130.3)
                                                                      ---------  ---------  ---------
                                                                          152.2      135.8      144.7
                                                                      ---------  ---------  ---------

INCOME (LOSS) FROM INVESTMENT IN EURO DISNEY                             (110.4)    (514.7)      11.2
                                                                      ---------  ---------  ---------

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES                                                    1,703.1    1,074.0    1,301.8
  Income taxes                                                            592.7      402.7      485.1
                                                                      ---------  ---------  ---------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                   1,110.4      671.3      816.7

CUMULATIVE EFFECT OF ACCOUNTING CHANGES
  Pre-opening costs                                                       -         (271.2)     -
  Postretirement benefits                                                 -         (130.3)     -
  Income taxes                                                            -           30.0      -
                                                                      ---------  ---------  ---------
NET INCOME                                                            $ 1,110.4  $   299.8  $   816.7
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

AMOUNTS PER COMMON SHARE

EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES               $    2.04  $    1.23  $    1.52

CUMULATIVE EFFECT OF ACCOUNTING CHANGES
  Pre-opening costs                                                       -           (.50)     -
  Postretirement benefits                                                 -           (.24)     -
  Income taxes                                                            -            .06      -
                                                                      ---------  ---------  ---------

EARNINGS PER SHARE                                                    $    2.04  $     .55  $    1.52
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                                           545.2      544.5      536.8
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

PRO FORMA AMOUNTS ASSUMING THE NEW ACCOUNTING METHOD FOR
  PRE-OPENING COSTS IS APPLIED RETROACTIVELY

  NET INCOME                                                                     $   571.0  $   672.7
                                                                                 ---------  ---------
                                                                                 ---------  ---------

  EARNINGS PER SHARE                                                             $    1.05  $    1.25
                                                                                 ---------  ---------
                                                                                 ---------  ---------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                                 (In millions)

September 30                                                           1994       1993
- ----------------------------------------------------------------------------------------------------
ASSETS
  Cash and cash equivalents                                          $   186.9  $   363.0
  Investments                                                          1,323.2    1,888.5
  Receivables                                                          1,670.5    1,390.3
  Merchandise inventories                                                668.3      608.9
  Film and television costs                                            1,596.2    1,360.9
  Theme parks, resorts and other property, at cost
    Attractions, buildings and equipment                               7,450.4    6,732.1
    Accumulated depreciation                                          (2,627.1)  (2,286.4)
                                                                     ---------  ---------
                                                                       4,823.3    4,445.7
    Projects in progress                                                 879.1      688.2
    Land                                                                 112.1       94.3
                                                                     ---------  ---------
                                                                       5,814.5    5,228.2
  Investment in Euro Disney                                              629.9      -
  Other assets                                                           936.8      911.3
                                                                     ---------  ---------
                                                                     $12,826.3  $11,751.1
                                                                     ---------  ---------
                                                                     ---------  ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable and other accrued liabilities                     $ 2,474.8  $ 2,530.1
  Income taxes payable                                                   267.4      291.0
  Borrowings                                                           2,936.9    2,385.8
  Unearned royalty and other advances                                    699.9      840.7
  Deferred income taxes                                                  939.0      673.0
  Stockholders' equity
    Preferred stock, $.10 par value
      Authorized - 100.0 million shares
      Issued - none
    Common stock, $.025 par value
      Authorized - 1.2 billion shares
      Issued - 567.0 million shares and 564.6 million shares             945.3      876.4
    Retained earnings                                                  5,790.3    4,833.1
    Cumulative translation adjustments                                    59.1       36.7
                                                                     ---------  ---------
                                                                       6,794.7    5,746.2
    Less treasury stock, at cost - 42.9 million shares and
     29.1 million shares                                               1,286.4      715.7
                                                                     ---------  ---------
                                                                       5,508.3    5,030.5
                                                                     ---------  ---------
                                                                     $12,826.3  $11,751.1
                                                                     ---------  ---------
                                                                     ---------  ---------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)

Year ended September 30                                        1994       1993       1992
- -------------------------------------------------------------------------------------------------------
Cash Provided by Operations Before Income Taxes              $ 3,127.7  $ 2,453.9  $ 2,132.0
  Income taxes paid                                             (320.4)    (308.7)    (293.9)
                                                             ---------  ---------  ---------
                                                               2,807.3    2,145.2    1,838.1
                                                             ---------  ---------  ---------
INVESTING ACTIVITIES
  Film and television costs                                   (1,433.9)  (1,264.6)    (606.0)
  Investments in theme parks, resorts and other property      (1,026.1)    (813.9)    (599.1)
  Euro Disney investment                                        (971.1)    (140.1)     (68.3)
  Purchases of investments                                      (952.7)  (1,313.5)  (1,008.5)
  Proceeds from sales of investments                           1,494.1      841.0      409.0
  Other                                                            3.0       31.4      (50.8)
                                                             ---------  ---------  ---------
                                                              (2,886.7)  (2,659.7)  (1,923.7)
                                                             ---------  ---------  ---------
FINANCING ACTIVITIES
  Borrowings                                                   1,866.4    1,256.0      182.8
  Reduction of borrowings                                     (1,315.3)  (1,119.2)    (184.6)
  Repurchases of common stock                                   (570.7)     (31.6)     -
  Dividends                                                     (153.2)    (128.6)    (105.3)
  Other                                                           76.1      136.1       71.4
                                                             ---------  ---------  ---------
                                                                 (96.7)     112.7      (35.7)
                                                             ---------  ---------  ---------
Decrease in Cash and Cash Equivalents                           (176.1)    (401.8)    (121.3)
Cash and Cash Equivalents, Beginning of Year                     363.0      764.8      886.1
                                                             ---------  ---------  ---------
Cash and Cash Equivalents, End of Year                       $   186.9  $   363.0  $   764.8
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

The difference between Income Before Income Taxes and Cumulative Effect of Accounting Changes as shown on the Consolidated Statement of Income and Cash Provided by Operations Before Income Taxes is explained as follows.

Income Before Income Taxes and Cumulative Effect of
  Accounting Changes                                         $ 1,703.1  $ 1,074.0  $ 1,301.8
                                                             ---------  ---------  ---------
Cumulative effect of accounting changes                          -         (514.2)     -

CHARGES TO INCOME NOT REQUIRING CASH OUTLAYS
  Depreciation                                                   409.7      364.2      317.3
  Amortization of film and television costs                    1,198.6      664.2      442.3
  Euro Disney                                                    110.4      350.0      -
  Other                                                          121.1      163.5      155.4

CHANGES IN
  Receivables                                                   (280.2)    (211.0)    (161.5)
  Merchandise inventories                                        (59.4)    (146.1)    (151.2)
  Other assets                                                   (81.5)     197.0     (121.3)
  Accounts payable and other accrued liabilities                 146.7      544.4      335.9
  Unearned royalty and other advances                           (140.8)     (32.1)      13.3
                                                             ---------  ---------  ---------
                                                               1,424.6    1,379.9      830.2
                                                             ---------  ---------  ---------
Cash Provided by Operations Before Income Taxes              $ 3,127.7  $ 2,453.9  $ 2,132.0
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------
Supplemental Cash Flow Information:
  Interest paid                                              $    99.3  $    77.3  $    62.5
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Tabular dollars in millions, except per share data)

1 Description of the Business and Summary of Significant Accounting Policies
    The Walt Disney Company, together with its subsidiaries (the "Company"), is a diversified international entertainment company with operations or investments in the following businesses.

FILMED ENTERTAINMENT
    The Company produces and acquires live-action and animated motion pictures for distribution to the theatrical, television and home video markets. The Company also produces original television programming for the network and first-run syndication markets. The Company distributes its filmed product through its own distribution and marketing companies in the United States and most foreign markets. The Company provides programming for and operates The
Disney Channel, a pay television programming service, and a Los Angeles, California television station.

THEME PARKS AND RESORTS
    The Company operates the Walt Disney World-R- destination resort in Florida and the Disneyland Park-R- and Disneyland Hotel in California. The Walt Disney World destination resort includes the Magic Kingdom, Epcot and the Disney-MGM Studios Theme Park, ten resort hotels and a complex of villas and suites, a nighttime entertainment complex, a shopping village, conference centers, campgrounds, golf courses, water parks and other recreational facilities. The Company earns royalties on revenues generated by the Tokyo Disneyland theme park near Tokyo, Japan, which is owned and operated by an unrelated Japanese corporation. The Company's Disney Design and Development unit designs and develops new theme park concepts and attractions, as well as resort properties. The Company also manages and markets vacation ownership interests in the Disney Vacation Club.

CONSUMER PRODUCTS
    The Company licenses the name Walt Disney, as well as the Company's characters, visual and literary properties and songs and music, to various consumer manufacturers, retailers, show promoters and publishers throughout the world. The Company also engages in direct retail distribution through the Disney Stores and consumer catalogs, and is a publisher of books, magazines and comics in the United States and Europe. In addition, the Company produces audio and computer software for all markets, as well as film and video products for the educational marketplace.

INVESTMENT IN EURO DISNEY
    The Company is an equity investor in Euro Disney S.C.A. ("Euro Disney"), the operator of the Disneyland Paris Resort (see Note 2).

SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION
    The consolidated financial statements of the Company include the accounts of The Walt Disney Company and its subsidiaries after elimination of intercompany accounts and transactions. Investments in affiliated companies are accounted for using the equity method.

REVENUE RECOGNITION
    Revenues from the theatrical distribution of motion pictures are recognized when motion pictures are exhibited. Television licensing revenues are recorded when the program material is available for telecasting by the licensee and when certain other conditions are met. Revenues from video sales are recognized on the date that video units are made widely available for sale by retailers.
    Revenues from participants and sponsors at the theme parks are generally recorded over the period of the applicable agreements commencing with the opening of the related attraction.

CASH, CASH EQUIVALENTS AND INVESTMENTS
    Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.
    Debt securities are carried at cost, adjusted for unamortized premium or discount. Marketable equity securities are carried at the lower of aggregate cost or market. Realized gains and losses are determined on an average cost basis.
    In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 115 ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. The Company will adopt the new standard in the first quarter of 1995, and does not expect the impact to be material to its financial condition or results of operations.

MERCHANDISE INVENTORIES
    Carrying amounts of merchandise, materials and supplies inventories are generally determined on a moving average cost basis and are stated at the lower of cost or market.

FILM AND TELEVISION COSTS
    Film and television production and participation costs are expensed based on the ratio of the current period's gross revenues to estimated total gross revenues from all sources on an individual production basis. Estimates of total gross revenues are reviewed periodically and amortization is adjusted accordingly.
    Television broadcast rights are amortized principally on an accelerated basis over the estimated useful lives of the programs.

THEME PARKS, RESORTS AND OTHER PROPERTY
    Theme parks, resorts and other property are carried at cost. Depreciation is computed on the straight-line method based upon estimated useful lives ranging from three to fifty years.

OTHER ASSETS
    Rights to the name, likeness and portrait of Walt Disney, goodwill and other intangible assets are amortized over periods ranging from two to forty years.

RISK MANAGEMENT CONTRACTS
    In the normal course of business, the Company employs a variety of off-balance-sheet financial instruments to manage its exposure to fluctuations in interest and foreign currency exchange rates, including interest rate swap agreements, futures, forwards and purchased options, and foreign currency forward contracts, purchased options and option combinations. The Company designates interest rate swaps as hedges of investments and debt, and accrues the differential to be paid or received under the agreements as interest rates change over the lives of the contracts. Gains and losses arising from interest rate futures, forwards and options, and foreign currency forward contracts and options are recognized in income as offsets of gains and losses resulting from the underlying hedged transactions.
    Cash flows from interest rate and foreign exchange risk management activities are classified in the same category as the cash flows from the related investment, borrowing or foreign exchange activity.

EARNINGS PER SHARE
    Earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.

ACCOUNTING CHANGES
    During the quarter ended June 30, 1993, the Company adopted SFAS 106 EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (see Note
7) and SFAS 109 ACCOUNTING FOR INCOME TAXES (see Note 6) and changed its method of accounting for pre-opening costs (see Note 11). These changes, adopted retroactive to October 1, 1992, had no cash impact.
    The pro forma amounts reflect the effect of retroactive application of expensing pre-opening costs on 1992 results.

RECLASSIFICATIONS
    Certain reclassifications have been made in the 1993 and 1992 financial statements to conform to the 1994 presentation.

2 Investment in Euro Disney
    Euro Disney, a publicly traded French company, operates the Disneyland Paris theme park and resort complex on a 4,800-acre site near Paris, France. Euro Disney commenced operations on April 12, 1992. The Company has accounted for its 49% ownership interest in Euro Disney using the equity method of accounting.
    In 1993, Euro Disney, its principal lenders and the Company began exploring a financial restructuring for Euro Disney. The Company agreed to help fund Euro Disney for a limited period, to afford Euro Disney time to attempt a financial restructuring by spring 1994. Euro Disney's 1993 operating results and the need for a financial restructuring created uncertainty regarding the Company's ability to collect its current receivables and the funding commitment to Euro Disney. Consequently, the Company recorded a $350.0 million charge to income in the fourth quarter of 1993 to fully reserve its outstanding receivables and funding commitment.
    During the third quarter of 1994, the Company entered into agreements with Euro Disney and the lenders participating in its restructuring plan (the "Lenders") to provide certain debt, equity and lease financing to Euro Disney as part of its commitments under the restructuring plan, and recorded a charge of $52.8 million to reflect its participation in the restructuring. In the fourth quarter, the Company recorded a charge of $57.6 million to reflect its equity share of Euro Disney's operating results for that period.
    Under the restructuring agreements, which specify amounts denominated in French francs, the Company committed to increase its equity investment in Euro Disney by subscribing for 49% of a $1.1 billion rights offering of new shares; to provide long-term lease financing at a 1% interest rate for approximately $255 million of Disneyland Paris theme park assets; and to subscribe, in part through an offset against fully-reserved advances previously made to Euro Disney under the Company's funding commitment, for securities reimbursable in shares with a face value of approximately $180 million and a 1% coupon. In addition, the Company agreed to cancel fully-reserved receivables from Euro Disney of approximately $210 million, to waive royalties and base management fees for a period of five years and to reduce such amounts for specified periods thereafter, and to modify the method by which management incentive fees will be calculated. During the fourth quarter of 1994, the financial restructuring was completed and the Company funded its commitments.
    In addition to the commitments described above, the Company agreed to arrange for the provision of a 10-year unsecured standby credit facility of approximately $210 million, upon request, bearing interest at PIBOR. As of September 30, 1994, Euro Disney had not requested the Company to establish this facility.

    As part of the restructuring, the Company received 10-year warrants for the purchase of up to 27.8 million shares of Euro Disney at a price of FF 40 per share. The terms of the restructuring also provide that, in the event that Euro Disney decides to launch the second phase of the development of its theme park and resort complex, and commitments for the necessary financing have been obtained, the Company will be entitled to a development fee of approximately $225 million. Upon receipt of the development fee, the Company's entitlement to purchase Euro Disney shares by exercise of the warrants described above will be reduced to 15 million shares.
    The Company also agreed, so long as any obligations to the Lenders are outstanding, to maintain ownership of at least 34% of the outstanding common stock of Euro Disney until June 1999, at least 25% for the subsequent five years and at least 16.67% for an additional term thereafter.
    In connection with the restructuring, Euro Disney Associes S.N.C. ("Disney SNC"), an indirect wholly-owned affiliate of the Company, entered into a lease arrangement (the "Lease") with the entity (the "Park Financing Company") which financed substantially all of the Disneyland Paris theme park assets, and then entered into a sublease agreement (the "Sublease") with Euro Disney. Under the Lease, which replaced an existing lease between Euro Disney and the Park Financing Company, Disney SNC leased the theme park assets of the Park Financing Company for a noncancelable term of 12 years. Aggregate lease rentals of FF 10.5 billion ($2.0 billion) receivable from Euro Disney under the Sublease, which has a 12-year term, will approximate the amounts payable by Disney SNC under the Lease. At the conclusion of the Sublease term, Euro Disney will have the option to assume Disney SNC's rights and obligations under the Lease. If Euro Disney does not exercise its option, Disney SNC may continue to lease the assets, with an ongoing option to purchase them for an amount approximating the balance of the Park Financing Company's outstanding debt. Alternatively, Disney SNC may terminate the Lease, in which case Disney SNC would pay the Park Financing Company an amount equal to 75% of its then-outstanding debt, estimated to be $1.4 billion; Disney SNC could then sell or lease the assets on behalf of the Park Financing Company in order to satisfy the remaining debt, with any excess proceeds payable to Disney SNC.
    As part of the overall restructuring, the Lenders agreed to underwrite 51% of the Euro Disney rights offering, to forgive certain interest charges for the period from April 1, 1994 to September 30, 2003, having a present value of approximately $300 million, and to defer all principal payments until three years later than originally scheduled. As consideration for their participation in the financial restructuring, Euro Disney issued to the Lenders 10-year warrants for the purchase of up to 40 million shares of Euro Disney stock at a price of FF 40 per share.
    Pursuant to agreements executed in May 1994 with Prince Alwaleed Bin Talal Bin Abdulaziz Al Saud, Chairman of United Saudi Commercial Bank, the Company sold Prince Alwaleed approximately 75 million Euro Disney shares for approximately $145 million, in October 1994. As a result of the sale, the Company's equity ownership in Euro Disney was reduced from 49% at September 30, 1994 to approximately 39%. Beginning in 1995, the Company will record its equity share of Euro Disney's operating results based upon its reduced ownership interest. The quoted market value of the Company's Euro Disney shares at September 30, 1994 was approximately $566 million.
    In October 1989, Euro Disney completed its initial public equity offering of approximately $1 billion. As a result of the offering, the Company's share of the net assets of Euro Disney exceeded its investment by approximately $375 million. Through 1993, the Company recognized this gain ratably using an eight-year amortization period, which represented the Company's contractual obligation to manage the development and operation of the complex and maintain an ownership interest of at least 17%. Subsequent to the Company fully reserving its outstanding receivables and funding commitment during the fourth quarter of 1993, the Company discontinued recognition of gain amortization. As a result of the Company's participation in the Euro Disney financial restructuring, no further gain amortization will be recognized by the Company.

    In addition to recording its equity share of Euro Disney's operating results and amortization of the gain, the Company earned $36.3 and $32.9 million of royalties in 1993 and 1992, respectively, under agreements with Euro Disney. The Company agreed to defer its base management fees for 1993 and 1992. As part of the Euro Disney financial restructuring, the Company permanently waived receipt of deferred base management fees.
    Euro Disney's consolidated financial statements are prepared in accordance with accounting principles generally accepted in France ("French GAAP"). Under French GAAP, Euro Disney incurred a 1994 net loss of FF 1.8 billion, a net loss of FF 5.3 billion in 1993 (FF 2.1 billion before the cumulative effect of an accounting change) and a net loss of FF 188 million in 1992. During 1993, Euro Disney changed its method of accounting for project-related pre-opening costs. Under the new method, such costs are expensed as incurred. The cumulative effect of the change in method on prior years was a charge against income of FF 3.2 billion. The effect of the change in 1993 was to decrease the loss before the cumulative effect of accounting change by FF 338 million.
    U.S. generally accepted accounting principles ("U.S. GAAP") differ in certain significant respects from French GAAP applied by Euro Disney, principally as they relate to accounting for leases and the calculation of interest expense relating to the debt affected by Euro Disney's financial restructuring. In addition, the U.S. GAAP treatment of receivables due from Euro Disney and canceled by the Company in connection with Euro Disney's financial restructuring differs significantly from French GAAP applied by Euro Disney. The summarized consolidated financial statements for Euro Disney set forth below are stated in U.S. dollars in accordance with U.S. GAAP.

Balance Sheet                                               1994       1993
- ------------------------------------------------------------------------------

Cash and investments                                      $     289  $     211
Receivables                                                     227        268
Fixed assets, net                                             3,791      3,704
Other assets                                                    137        214
                                                          ---------  ---------
    Total Assets                                          $   4,444  $   4,397
                                                          ---------  ---------
                                                          ---------  ---------

Accounts payable and other liabilities                    $     560  $     647
Borrowings                                                    3,051      3,683
Stockholders' equity                                            833         67
                                                          ---------  ---------
    Total Liabilities and Stockholders' Equity            $   4,444  $   4,397
                                                          ---------  ---------
                                                          ---------  ---------

Statement of Operations                          1994       1993       1992
- -----------------------------------------------------------------------------------------

Revenues                                       $     751  $     873  $     738
Costs and expenses                                 1,198      1,114        808
Net interest expense                                 280        287         95
                                               ---------  ---------  ---------
Loss before income taxes and cumulative
  effect of accounting change                       (727)      (528)      (165)
Income tax benefit                                 -          -             30
                                               ---------  ---------  ---------
Loss before cumulative effect of accounting
  change                                            (727)      (528)      (135)
Cumulative effect of change in accounting for
  pre-opening costs                                -           (578)     -
                                               ---------  ---------  ---------
    Net Loss                                   $    (727) $  (1,106) $    (135)
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------
Pro forma amount assuming the change in
  accounting method is applied retroactively              $    (528) $    (418)
                                                          ---------  ---------
                                                          ---------  ---------

3 Film and Television Costs

                                                                      1994       1993
- ---------------------------------------------------------------------------------------------------
Theatrical Film Costs
  Released, less amortization                                       $   436.7  $   329.0
  In process                                                            627.1      548.5
                                                                    ---------  ---------
                                                                      1,063.8      877.5
                                                                    ---------  ---------
Television Costs
  Released, less amortization                                           281.9      230.0
  In process                                                            124.7      130.1
                                                                    ---------  ---------
                                                                        406.6      360.1
                                                                    ---------  ---------
Television Broadcast Rights                                             125.8      123.3
                                                                    ---------  ---------
                                                                    $ 1,596.2  $ 1,360.9
                                                                    ---------  ---------
                                                                    ---------  ---------

    Based on management's total gross revenue estimates as of September 30, 1994, approximately 88% of unamortized production costs applicable to released theatrical and television productions are expected to be amortized during the next three years.

4 Borrowings

                                                             Fiscal
                                            Effective         Year
                                          Interest Rate     Maturity     1994       1993
- ------------------------------------------------------------------------------------------------------

Medium-term notes (a)                             5.9%     1995-2093   $   948.0  $   783.7
Senior participating notes (a) (b)                6.0      2000-2001       722.8      312.5
Commercial paper (c)                              4.9         1995         609.1      520.0
Japanese yen bonds (d)                            4.8         1998         285.4      -
Securities sold under agreements to
 repurchase (e)                                   7.0         1995          57.5      437.5
Other (d)                                         8.4      1995-2013       314.1      332.1
                                                                       ---------  ---------
                                                  5.9%                 $ 2,936.9  $ 2,385.8
                                                                       ---------  ---------
                                                                       ---------  ---------

(a) The effective interest rate reflects the effect of interest rate swaps entered into with respect to certain of these borrowings.
(b) The average coupon rate is 3% on $875 million face value amount of notes. Additional interest may be paid based on the performance of designated portfolios of films.
(c) The Company has available through 2000 an unsecured revolving line of bank credit of up to $525 million for general corporate purposes, including the support of commercial paper borrowings. The Company has the option to borrow at various interest rates.
(d) The effective interest rate reflects the effect of cross-currency swaps entered into with respect to certain of these borrowings.
(e) Securities sold under agreements to repurchase are collateralized by certain marketable securities.

    Borrowings, excluding commercial paper and securities sold under agreements to repurchase, have the following scheduled maturities.

  1995        $163.1
  1996         116.1
  1997         108.0
  1998         411.1
  1999           0.4

    The Company capitalizes interest on assets constructed for its theme parks, resorts and other property, and on theatrical and television productions in process. In 1994, 1993 and 1992, respectively, total interest costs incurred were $171.9, $183.7 and $152.1 million, of which $52.0, $26.0 and $25.3 million were capitalized.

5 Unearned Royalty and Other Advances

                                                                         1994       1993
- ------------------------------------------------------------------------------------------------------

Tokyo Disneyland royalty advances                                      $   466.6  $   490.9
Other                                                                      233.3      349.8
                                                                       ---------  ---------
                                                                       $   699.9  $   840.7
                                                                       ---------  ---------
                                                                       ---------  ---------

    In 1988, the Company monetized a substantial portion of its royalties through 2008 from certain Tokyo Disneyland operations. The Company has certain ongoing obligations under its contract with the owner and operator of Tokyo Disneyland, and accordingly, royalty advances are being amortized through 2008. The maximum amount the Company may be required to fund under certain recourse provisions of the monetization agreement is $145 million. The Company does not anticipate funding any significant amount under this agreement.

6 Income Taxes

                                                        1994       1993       1992
- ------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES
Domestic (including U.S. exports)                     $ 1,514.5  $   931.4  $ 1,178.9
Foreign subsidiaries                                      188.6      142.6      122.9
                                                      ---------  ---------  ---------
                                                      $ 1,703.1  $ 1,074.0  $ 1,301.8
                                                      ---------  ---------  ---------
                                                      ---------  ---------  ---------
INCOME TAX PROVISION
Current
  Federal                                             $   117.3  $   217.3  $   225.8
  State                                                    29.9       47.1       40.3
  Foreign subsidiaries                                     84.1       63.3       46.1
  Other foreign                                            78.7       65.1       48.3
                                                      ---------  ---------  ---------
                                                          310.0      392.8      360.5
                                                      ---------  ---------  ---------
Deferred
  Federal                                                 259.6       17.0      109.9
  State                                                    23.1       (7.1)      14.7
                                                      ---------  ---------  ---------
                                                          282.7        9.9      124.6
                                                      ---------  ---------  ---------
                                                      $   592.7  $   402.7  $   485.1
                                                      ---------  ---------  ---------
                                                      ---------  ---------  ---------

COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES                     1994       1993
- ---------------------------------------------------------------------------------------------------

Deferred tax assets:
    Accrued liabilities                                             $  (221.3) $  (142.3)
    Investment in Euro Disney                                          (133.3)    (204.6)
    State income taxes                                                  (72.9)     (71.4)
    Pension and other benefit programs                                  (26.2)     (27.0)
                                                                    ---------  ---------
        Total deferred tax assets                                      (453.7)    (445.3)
                                                                    ---------  ---------

Deferred tax liabilities:
    Theme parks, resorts and other property                             954.8      753.6
    Licensing revenues capitalized                                       66.1       65.7
    Interest and property taxes                                          73.8       52.8
    Purchase accounting adjustments                                      49.6       51.0
    Leveraged leases                                                    175.1      111.5
    Other                                                                23.5       33.9
                                                                    ---------  ---------
        Total deferred tax liabilities                                1,342.9    1,068.5
                                                                    ---------  ---------

Net deferred tax liability before valuation allowance                   889.2      623.2
Valuation allowance                                                      49.8       49.8
                                                                    ---------  ---------
Net deferred tax liability                                          $   939.0  $   673.0
                                                                    ---------  ---------
                                                                    ---------  ---------

RECONCILIATION OF EFFECTIVE INCOME TAX RATE                       1994         1993         1992
- ---------------------------------------------------------------------------------------------------------------

Federal income tax rate                                              35.0%        34.8%        34.0%
State income taxes, net of Federal income tax benefit                 2.1          2.2          2.8
Effect of increase in statutory tax rate on deferred taxes          -              1.6        -
Other                                                                (2.3)        (1.1)         0.5
                                                                      ---          ---          ---
                                                                     34.8%        37.5%        37.3%
                                                                      ---          ---          ---
                                                                      ---          ---          ---

    As discussed in Note 1, the Company adopted SFAS 109 during the quarter ended June 30, 1993, retroactive to October 1, 1992. The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method to the asset and liability method. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Differences between financial reporting and tax bases arise most frequently from differences in timing of income and expense recognition and as a result of business acquisitions. Prior year financial statements have not been restated to apply the provisions of SFAS 109.

    As a result of adoption, the Company recognized a benefit in 1993 of $30.0 million, or $.06 per share, representing the cumulative effect of the change on results for years prior to October 1, 1992. The cumulative effect represented the adjustment of previously recorded deferred tax assets and liabilities to reflect the lower prevailing tax rates and the establishment of previously unrecorded deferred tax liabilities. The adoption had no effect on pre-tax income in 1993.
    In 1994 and 1993, income tax benefits of $12.6 and $144.7 million, respectively, were allocated to stockholders' equity. Such benefits were attributable to employee stock option transactions.

7 Pension and Other Benefit Programs
    The Company contributes to various pension plans under union and industry-wide agreements. Contributions are based upon the hours worked or gross wages paid to covered employees. In 1994, 1993 and 1992, the costs recognized under these plans were $13.1, $16.1 and $14.7 million, respectively. The Company's share of the unfunded liability, if any, related to these multi-employer plans is not material.
    The Company also maintains pension plans covering most of its domestic salaried and hourly employees not covered by union or industry-wide pension plans and a non-qualified, unfunded retirement plan for key employees.
    With respect to its qualified defined benefit pension plans, the Company's policy is to fund, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with the requirements of ERISA. Benefits are generally based on years of service and/or compensation.

    Net pension cost is summarized as follows.

                                                       1994       1993       1992
- -----------------------------------------------------------------------------------------------

Service cost of current period                       $    35.1  $    29.5  $    23.1
Interest cost on projected benefit obligations            35.5       31.0       25.9
Gain on plan assets                                      (12.1)     (54.7)     (43.3)
Net amortization and deferral of unrecognized gain
  on plan assets                                         (22.0)      26.2       19.1
                                                     ---------  ---------  ---------
Net pension cost                                     $    36.5  $    32.0  $    24.8
                                                     ---------  ---------  ---------
                                                     ---------  ---------  ---------

    The weighted average discount rate was 8.5% for 1994 and 1993 and 9.5% for 1992, and the expected long-term rate of return on plan assets was 9.5% for 1994, 1993 and 1992. The assumed rate of increase in compensation for the salaried plans was 6.3% for 1994, 6.8% for 1993 and 7.0% for 1992. The mortality table used is the 1983 Group Annuity Mortality Table for Males and Females.

    The funded status of the plans and the amounts included in the Company's consolidated balance sheet are as follows.

                                                                      1994       1993
- ---------------------------------------------------------------------------------------------------

Plan assets at fair value, primarily publicly traded stocks and
  bonds                                                             $   484.8  $   428.9
Actuarial present value of projected benefit obligations
    Accumulated benefit obligations
      Vested                                                           (383.2)    (344.6)
      Non-vested                                                        (20.3)     (23.0)
    Provision for future salary increases                               (72.2)     (65.1)
                                                                    ---------  ---------
Excess (deficiency) of plan assets versus projected benefit
  obligations                                                             9.1       (3.8)
Unrecognized net loss                                                    82.3       53.8
Unrecognized prior service cost (benefit)                               (10.6)       3.2
Unrecognized net obligation                                               3.7        4.0
                                                                    ---------  ---------
Prepaid pension cost                                                $    84.5  $    57.2
                                                                    ---------  ---------
                                                                    ---------  ---------

    The Company sponsors a plan to provide postretirement medical benefits to most of its domestic salaried and hourly employees, and contributes to multi-employer welfare plans to provide similar benefits to certain employees under collective bargaining agreements. In 1993, employees who had 20 years of service and attained the age of 62 were eligible to participate in the postretirement benefit plan. Effective March 1, 1994, benefits commence at age 65 for employees who have completed 20 qualifying years of service, worked until age 55, and who have commenced receiving monthly retirement benefits.
    The Company funds its postretirement health benefit liability on a discretionary basis.
    As discussed in Note 1, the Company adopted SFAS 106 during the quarter ended June 30, 1993, retroactive to October 1, 1992. SFAS 106 required accrual of postretirement benefit costs to actuarially allocate such costs to the years during which employees render qualifying service. Previously, such costs were expensed as actual claims were paid. SFAS 106 also required recognition of the unfunded and previously unrecognized accumulated postretirement benefit obligation ("transition obligation") for all participants in the Company-sponsored plan. The Company elected to immediately recognize the transition obligation, which resulted in a charge against income of $130.3 million, or $.24 per share, after related income tax benefit of $71.7 million, which represented the cumulative effect of the change in accounting on results prior to October 1, 1992. Under the provisions of SFAS 106, postretirement benefit expense in 1993 exceeded the amount under the previous accounting method by $17.0 million after-tax, or $.03 per share.

    Net postretirement benefit cost is summarized as follows.

                                                                      1994       1993
- ---------------------------------------------------------------------------------------------------

Service cost of current period                                      $    13.5  $    13.9
Interest cost on accumulated postretirement benefit obligation           17.0       20.5
Actual return on plan assets                                             (1.1)      (8.5)
Net amortization and deferral of unrecognized gain or loss on plan
  assets                                                                (15.5)       3.9
                                                                    ---------  ---------
Net postretirement benefit cost                                     $    13.9  $    29.8
                                                                    ---------  ---------
                                                                    ---------  ---------

    The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.5% for 1994 and 1993. The expected long term rate of return on plan assets was 9.5% for 1994 and 1993.

    The annual rate of increase in the per capita cost of covered health care benefits was assumed to be 7% in 1994 and 1993. The health care cost trend rate has a significant effect on the amounts reported. An increase in the assumed health care cost trend rate of 1% for each year would increase the postretirement benefit obligation as of September 30, 1994 and 1993 by $39.2 and $53.3 million, respectively, and the net service and interest cost components of net postretirement benefit cost for 1994 and 1993 by $7.1 and $8.1 million, respectively.

    The funded status of the plan and the amounts included in the Company's consolidated balance sheet are as follows.

                                                                      1994       1993
- ---------------------------------------------------------------------------------------------------

Actuarial present value of accumulated postretirement benefit obligation
    Retirees                                                        $    46.9  $    40.4
    Fully eligible active plan participants                              57.8       75.7
    Other active plan participants                                       77.7      132.0
                                                                    ---------  ---------
                                                                        182.4      248.1

Plan assets at fair value, primarily publicly traded stocks and
  bonds                                                                 (78.1)     (66.8)
Unrecognized net (gain) loss                                            (23.1)      30.2
Unrecognized prior service cost                                         129.0      -
                                                                    ---------  ---------
Accrued postretirement benefit cost                                 $   210.2  $   211.5
                                                                    ---------  ---------
                                                                    ---------  ---------

    In November 1992, the Financial Accounting Standards Board issued SFAS 112 EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS. The Company currently plans to adopt SFAS 112 in 1995 and does not anticipate that the impact will be material to its financial condition or results of operations.

8 Stockholders' Equity

                                                        Common       Paid-in     Retained
(Shares in millions)                       Shares        Stock       Capital     Earnings
- -------------------------------------------------------------------------------------------

Balance at September 30, 1991                 548.6    $    13.7    $   536.0    $ 3,950.5
  Exercise of stock options, net                3.6          0.1         70.1        -
  Dividends ($.20125 per share)               -            -            -           (105.3)
  Net income                                  -            -            -            816.7
                                              -----        -----   -----------  -----------
Balance at September 30, 1992                 552.2         13.8        606.1      4,661.9
  Exercise of stock options, net               12.4          0.3        256.2        -
  Dividends ($.24 per share)                  -            -            -           (128.6)
  Net income                                  -            -            -            299.8
                                              -----        -----   -----------  -----------
Balance at September 30, 1993                 564.6         14.1        862.3      4,833.1
  Exercise of stock options, net                2.4          0.1         68.8        -
  Dividends ($.2875 per share)                -            -            -           (153.2)
  Net income                                  -            -            -          1,110.4
                                              -----        -----   -----------  -----------
Balance at September 30, 1994                 567.0    $    14.2    $   931.1    $ 5,790.3
                                              -----        -----   -----------  -----------
                                              -----        -----   -----------  -----------

    On February 18, 1992, the Board of Directors approved a four-for-one stock split of the Company's common stock, which was approved by the Company's stockholders and became effective on April 20, 1992. All share and per share data have been restated for all periods presented to reflect the stock split.

    In June 1989, the Company adopted a stockholders' rights plan. The plan becomes operative in certain events involving the acquisition of 25% or more of the Company's common stock by any person or group in a transaction not approved by the Company's Board of Directors. Upon the occurrence of such an event, each right, unless redeemed by the Board, entitles its holder to purchase for $350 an amount of common stock of the Company, or in certain circumstances the acquiror, having a market value of twice the purchase price. In connection with the rights plan, 7.2 million shares of preferred stock were reserved.
    At September 30, 1994, and 1993, the Company's cumulative foreign currency translation adjustments were $59.1 and $36.7 million, net of deferred taxes of $27.5 and $25.0 million, respectively.

    Treasury stock activity for the three years ended September 30, 1994 was as follows.

                                                                                Treasury
(Shares in millions)                                                Shares        Stock
- ------------------------------------------------------------------------------------------

Balance at September 30, 1991 and 1992                                  27.8    $   664.1
  Common stock repurchases                                               0.9         31.6
  Common stock trade-ins on exercised options                            0.4         20.0
                                                                         ---   -----------
Balance at September 30, 1993                                           29.1        715.7
  Common stock repurchases                                              13.8        570.7
                                                                         ---   -----------
Balance at September 30, 1994                                           42.9    $ 1,286.4
                                                                         ---   -----------
                                                                         ---   -----------

    In November 1984, the Company adopted a program to repurchase up to 56 million shares. In December 1990, the Company increased the authorized share repurchase amount to 90 million shares. Under this program, the Company purchased 13.8 million shares during the year ended September 30, 1994, and repurchased an additional 8.9 million shares through November 21, 1994. Since adoption of the program, a total of 75.5 million shares have been repurchased at prevailing market prices. On November 21, 1994, the Company increased the authorized share repurchase amount by 90 million.

9 Stock Incentive Plans
    Under various plans, the Company may grant stock option and other awards to key executive, management and creative personnel. Transactions under the various stock option and incentive plans for the periods indicated were as follows.

(Shares in millions)                                         1994        1993        1992
- ---------------------------------------------------------------------------------------------

Outstanding at beginning of year                                36.4        44.3        44.8
Awards cancelled                                                (1.6)       (1.1)       (1.2)
Awards granted                                                   6.5         5.6         4.3
Awards exercised                                                (2.5)      (12.4)       (3.6)
                                                                 ---   ---------         ---
Outstanding at September 30                                     38.8        36.4        44.3
                                                                 ---   ---------         ---
                                                                 ---   ---------         ---
Exercisable at September 30                                     17.5        13.4        18.8
                                                                 ---   ---------         ---
                                                                 ---   ---------         ---

    Stock option awards are granted at prices equal to at least market price on the date of grant. Options outstanding at September 30, 1994 and 1993 ranged in price from $3.61 to $47.31 and $3.23 to $44.06 per share, respectively. Options exercised ranged in price from $3.23 to $41.00 per share in 1994, from $3.23 to $33.35 per share in 1993, and from $3.23 to $32.66 per share in 1992. Shares available for future option grants at September 30, 1994 were 18.8 million.

10 Detail of Certain Balance Sheet Accounts

                                                                    1994       1993
- -------------------------------------------------------------------------------------------------

RECEIVABLES
  Trade, net of allowances                                        $ 1,328.4  $ 1,180.7
  Other                                                               342.1      209.6
                                                                  ---------  ---------
                                                                  $ 1,670.5  $ 1,390.3
                                                                  ---------  ---------
                                                                  ---------  ---------

OTHER ASSETS
  Intangibles                                                     $   311.0  $   380.3
  Other                                                               625.8      531.0
                                                                  ---------  ---------
                                                                  $   936.8  $   911.3
                                                                  ---------  ---------
                                                                  ---------  ---------

ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES
  Accounts payable                                                $ 1,771.8  $ 1,755.4
  Payroll and employee benefits                                       638.6      661.9
  Other                                                                64.4      112.8
                                                                  ---------  ---------
                                                                  $ 2,474.8  $ 2,530.1
                                                                  ---------  ---------
                                                                  ---------  ---------

11 Pre-Opening Costs
    As discussed in Note 1, during 1993 the Company changed its method of accounting for pre-opening costs. In years prior to 1993, project-related pre-opening costs were capitalized and amortized on a straight-line basis over periods of up to five years. Under the new method, project-related pre-opening costs are expensed as incurred. The cumulative effect of the change in method on prior years was a charge against income of $271.2 million, or $.50 per share, after related income tax benefit of $71.0 million, of which $233.0 million related to the impact of the accounting change on the Company's investment in Euro Disney. The effect of the change was to increase income in 1993 by $40.2 million after-tax, or $.07 per share.

12 Segments

BUSINESS SEGMENTS                            1994       1993       1992
- -------------------------------------------------------------------------------------

CAPITAL EXPENDITURES
  Filmed entertainment                     $   100.7  $   130.2  $    76.7
  Theme parks and resorts                      846.4      593.4      393.6
  Consumer products                             61.1       36.3       80.6
  Corporate                                     17.9       54.0       48.2
                                           ---------  ---------  ---------
                                           $ 1,026.1  $   813.9  $   599.1
                                           ---------  ---------  ---------
                                           ---------  ---------  ---------

DEPRECIATION EXPENSE
  Filmed entertainment                     $    49.1  $    38.5  $    29.5
  Theme parks and resorts                      289.2      269.2      249.8
  Consumer products                             38.3       26.2       16.8
  Corporate                                     33.1       30.3       21.2
                                           ---------  ---------  ---------
                                           $   409.7  $   364.2  $   317.3
                                           ---------  ---------  ---------
                                           ---------  ---------  ---------

IDENTIFIABLE ASSETS
  Filmed entertainment                     $ 3,791.5  $ 3,417.5
  Theme parks and resorts                    5,706.9    5,216.0
  Consumer products                            845.3      707.5
  Corporate                                  1,852.7    2,410.1
  Investment in Euro Disney                    629.9      -
                                           ---------  ---------
                                           $12,826.3  $11,751.1
                                           ---------  ---------
                                           ---------  ---------

SUPPLEMENTAL REVENUE DATA
  Filmed entertainment
    Theatrical product                     $ 3,734.2  $ 2,764.4  $ 2,251.7
  Theme parks and resorts
    Admissions                               1,179.6    1,215.6    1,193.3
    Merchandise, food and beverage           1,238.1    1,232.7    1,223.1

GEOGRAPHIC SEGMENTS                              1994       1993       1992
- -----------------------------------------------------------------------------------------

DOMESTIC REVENUES
  United States                                $ 7,697.6  $ 6,710.8  $ 6,047.7
  United States export                             458.0      399.8      406.0
INTERNATIONAL REVENUES
  Europe                                         1,344.8      984.6      763.1
  Rest of world                                    554.7      434.0      287.2
                                               ---------  ---------  ---------
                                               $10,055.1  $ 8,529.2  $ 7,504.0
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------

OPERATING INCOME
  United States                                $ 1,392.7  $ 1,591.7  $ 1,402.7
  Europe                                           405.0      121.8       39.1
  Rest of world                                    226.0       82.5       48.4
  Unallocated expenses                             (58.0)     (71.5)     (54.9)
                                               ---------  ---------  ---------
                                               $ 1,965.7  $ 1,724.5  $ 1,435.3
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------

IDENTIFIABLE ASSETS
  United States                                $11,306.1  $11,084.5
  Europe                                         1,237.8      519.7
  Rest of world                                    282.4      146.9
                                               ---------  ---------
                                               $12,826.3  $11,751.1
                                               ---------  ---------
                                               ---------  ---------

13 Financial Instruments
INTEREST RATE RISK MANAGEMENT
    The Company uses interest rate swaps and other instruments to manage net exposure to interest rate changes related to its portfolio of investments and borrowings and to lower its overall borrowing costs. The Company's objective is to manage the impact of interest rate changes on earnings and on the market value of its investments and borrowings. Significant interest rate risk management instruments held by the Company at September 30, 1994 and 1993 are described below.

INTEREST RATE RISK MANAGEMENT TRANSACTIONS - INVESTMENTS
    At September 30, 1994 and 1993, the Company had outstanding interest rate swaps on its investments with notional amounts totaling $131.3 and $456.5 million, respectively, which effectively converted certain fixed rate securities to variable rate instruments. Under these swap agreements, which expire in two to ten years, the Company received interest at LIBOR-based rates and paid interest at a weighted average fixed rate of 7.4% at September 30, 1994.
    At September 30, 1993, the Company had outstanding interest rate swaps on its U.S. dollar investments with notional amounts totaling $350.0 million, which effectively converted variable rate securities to fixed rate instruments. These swap agreements were terminated during 1994.
    At September 30, 1994 and 1993, the Company had outstanding spreadlock contracts with notional amounts totaling $250.0 and $50.0 million, respectively. Under these interest rate contracts, which expire within one year, the Company will receive payments if interest rate swap spreads rise above certain levels and will make payments if interest rate swap spreads fall below certain levels.

    At September 30, 1994 and 1993, the Company held positions in certain investment securities through the use of futures and forward contracts, which it hedged with interest rate swaps. The aggregate notional amounts of such futures, forwards, and interest rate swaps were $263.5 and $273.2 million, respectively. The contracts expire in one to eight years.

INTEREST RATE RISK MANAGEMENT TRANSACTIONS - BORROWINGS
    At September 30, 1994 and 1993, the Company had outstanding interest rate swaps on its borrowings with notional amounts totaling $985.0 and $1,058.7 million, respectively, which effectively converted medium-term notes and senior participating notes to commercial paper or LIBOR-based variable rate instruments. These swap agreements expire in one to 15 years.

SUMMARY OF INTEREST RATE RISK MANAGEMENT TRANSACTIONS
    Following is a reconciliation of the notional or contractual amounts of the Company's interest rate contracts.

                       Balance at                                             Balance at
                      September 30,               Maturities/                September 30,
                          1993        Additions   Expirations  Terminations      1994
- ------------------------------------------------------------------------------------------
Pay floating swaps      $ 1,431.7     $ 1,047.4    $  (590.7)   $   (851.0)    $ 1,037.4
Pay fixed swaps             717.6         141.8        -            (646.3)        213.1
Spreadlock contracts         50.0         300.0        -            (100.0)        250.0
Forward contracts           212.1          96.5        -            (207.9)        100.7
Futures contracts            18.7         824.3         (5.3)       (571.3)        266.4
Option contracts             65.8         727.6       (147.6)       (551.4)         94.4
                      -------------  -----------  -----------  ------------  -------------
                        $ 2,495.9     $ 3,137.6    $  (743.6)   $ (2,927.9)    $ 1,962.0
                      -------------  -----------  -----------  ------------  -------------
                      -------------  -----------  -----------  ------------  -------------

    The notional amounts above reflect incremental changes in the Company's investments in each class of financial instrument. Rollforward activity, which represented renewal of existing positions, is excluded.

FOREIGN EXCHANGE RISK MANAGEMENT
    The Company enters into foreign exchange hedging contracts to protect against changes in the value of its existing foreign currency assets and liabilities and its future foreign currency revenues. The primary focus of the Company's foreign exchange risk management program is to reduce earnings volatility. By policy, the Company maintains hedge coverages between minimum and maximum percentages of its anticipated foreign exchange exposures for each of the next five years. Most foreign exchange hedging contracts are option strategies providing for the sale of foreign currencies which hedge probable, but not firmly committed, revenues. The principal hedge currencies are Japanese yen, French francs, German marks and British pounds.

FOREIGN EXCHANGE RISK MANAGEMENT TRANSACTIONS
    At September 30, 1994 and 1993, the Company had foreign currency hedging contracts with notional amounts of $7.4 and $4.0 billion, respectively, net of notional amounts of contracts with counterparties against which the Company has a legal right of offset, which effectively hedged $3.3 and $2.0 billion, respectively, of the Company's foreign exchange exposure. Foreign exchange contracts mature over one to five years.
    At September 30, 1994 and 1993, the Company had $334.6 and $49.2 million, respectively, of borrowings denominated in yen, and $77.2 and $119.5 million, respectively, of borrowings converted to yen borrowings through cross-currency swaps. Cross-currency swaps, which expire in one to four years, effectively converted $297.9 and $54.8 million, respectively, of yen borrowings to U.S. dollar LIBOR-based variable rate instruments. The remaining yen borrowings are hedged by certain of the Company's yen royalty receipts.

IMPACT OF RISK MANAGEMENT TRANSACTIONS
    The impact of risk management activities on income in 1994, 1993 and 1992 and the amount of deferred gains and losses from interest rate and foreign currency risk management as of September 30, 1994 and 1993 were not material.

FAIR VALUE OF FINANCIAL INSTRUMENTS
    At September 30, 1994 and 1993, the Company's financial instruments included cash, cash equivalents, investments, borrowings, interest rate swap agreements and other interest rate contracts, cross currency swap agreements, and foreign exchange forward contracts and options. The fair values of cash and cash equivalents, commercial paper, and securities sold under agreements to repurchase approximated carrying values because of the short maturities of these instruments.
    The fair values of the Company's marketable equity securities, other investments, and other borrowings approximated carrying values and the fair value of each class of hedging instruments was not material, based on broker quotes or quoted market prices or rates for the same or similar instruments.

CREDIT CONCENTRATIONS
    The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its off-balance-sheet financial instruments and does not anticipate nonperformance by the counterparties. The Company would not realize a material loss in the event of nonperformance by counterparties. The Company enters into off-balance-sheet transactions only with financial institution counterparties which have a credit rating of single A-or better. The Company's current policy in agreements with financial institution counterparties is generally to require collateral in the event credit ratings fall below single A-. At September 30, 1994, neither the Company nor the counterparties were required to collateralize their respective obligations under these off-balance-sheet financial instruments.
    The Company's trade receivables and investments do not represent significant concentrations of credit risk at September 30, 1994, due to the wide variety of customers and markets into which the Company's products are sold, as well as their dispersion across many geographic areas, and due to the diversification of the Company's portfolio among instruments and issuers. (See Note 2 for a discussion of the Company's investment in Euro Disney.)

14 Commitments and Contingencies
    The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions, nor does it expect that such actions will have a material effect on the Company's liquidity or operating results as of September 30, 1994.

                          QUARTERLY FINANCIAL SUMMARY
                      (In millions, except per share data)
                                  (Unaudited)

                                   December 31   March 31    June 30     September 30
- ---------------------------------------------------------------------------------------

1994
Revenues                            $  2,727.3   $ 2,275.8  $ 2,353.6   $  2,698.4
Operating income                         624.4       410.0      492.6        438.7
Net income                               368.6       248.4      267.5        225.9
Earnings per share                          .68        .45        .49           .42

1993
Revenues                            $  2,391.4   $ 2,026.4  $ 1,936.8   $  2,174.6
Operating income                         496.5       401.4      469.9        356.7
Income (loss) before cumulative
  effect of accounting changes           275.1       214.8      259.1        (77.7)
Net income (loss)                        (96.4)      214.8      259.1        (77.7)
Earnings (loss) per share before
  cumulative effect of accounting
  changes                                   .50        .39        .48          (.15)
Earnings (loss) per share                  (.18)       .39        .48          (.15)

                     SCHEDULE II - AMOUNTS RECEIVABLE FROM
                       RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                 YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                                 (In millions)

                                           Balance at
                                          beginning of                                   Balance at
                                              year         Additions      Deductions     end of year
                                          -------------  -------------  ---------------  -----------

1994
H. Weinstein(1)                             $     4.8      $     0.2                      $     5.0
R. Weinstein(1)                                   4.8            0.2                            5.0
P. Sissman(2)                                                    0.2                            0.2
J. Rizzo(3)                                                      0.1                            0.1
                                                  ---            ---                          -----
    Total...............................    $     9.6      $     0.7                      $    10.3
                                                  ---            ---                          -----
                                                  ---            ---                          -----

1993
H. Weinstein(1)                                            $     4.8                      $     4.8
R. Weinstein(1)                                                  4.8                            4.8
J. Forsgren(4)                              $     0.5                      $     0.5
                                                  ---            ---             ---          -----
    Total...............................    $     0.5      $     9.6       $     0.5      $     9.6
                                                  ---            ---             ---          -----
                                                  ---            ---             ---          -----

1992
J. Forsgren(4)..........................    $     0.5                                     $     0.5
                                                  ---                                         -----
                                                  ---                                         -----
- --------

(1) Two  unsecured  notes: $2.5  million, interest  payable  at 6%,  principal and interest payable monthly commencing October 1994, due January 1997; $2.3 million, non-interest bearing, payable monthly beginning January 1997, due not later than October 1998.
(2) Unsecured loan; interest payable at 5%, with annual payments of interest only for two years, and annual payments of principal and interest thereafter, due October 2001.
(3) Non-interest bearing demand loan, secured by real property.
(4) Loan secured by a pledge of shares acquired pursuant to the exercise of stock options; interest payable at 6% on $0.3 million, with principal and interest due upon sale of the shares.

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                  YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

                                  (In millions)

                                                  Balance at                                                    Balance
                                                   beginning                    Retirements                     at end
                                                    of year       Additions      or sales       Transfers       of year
                                                 ------------    -----------   ------------   ------------   ------------
1994
Rides and attractions. . . . . . . . . . . . . .  $  2,084.9                      $ (33.8)      $  213.6      $  2,264.7
Buildings. . . . . . . . . . . . . . . . . . . .     1,935.3     $      0.2          (2.6)         180.5         2,113.4
Equipment, furniture and fixtures. . . . . . . .     1,854.1          129.5         (53.4)         178.1         2,108.3
Land improvements. . . . . . . . . . . . . . . .       720.0            0.1          (2.0)          77.1           795.2
Leasehold improvements . . . . . . . . . . . . .       137.8           11.2          (3.7)          23.5           168.8
                                                    --------       --------         -----         ------        --------
                                                     6,732.1          141.0         (95.5)         672.8         7,450.4
Projects in progress . . . . . . . . . . . . . .       688.2          863.7                       (672.8)          879.1
Land . . . . . . . . . . . . . . . . . . . . . .        94.3           21.4          (3.6)                         112.1
                                                    --------       --------         -----         ------        --------
                                                  $  7,514.6     $  1,026.1       $ (99.1)      $   --        $  8,441.6
                                                    --------       --------         -----         ------        --------
                                                    --------       --------         -----         ------        --------

1993
Rides and attractions. . . . . . . . . . . . . .  $  2,013.8                      $  13.2       $   84.3      $  2,084.9
Buildings. . . . . . . . . . . . . . . . . . . .     1,784.1     $     99.2           2.7           54.7         1,935.3
Equipment, furniture and fixtures. . . . . . . .     1,656.6           90.7          45.2          152.0         1,854.1
Land improvements. . . . . . . . . . . . . . . .       693.9            2.8           0.6           23.9           720.0
Leasehold improvements . . . . . . . . . . . . .       136.9           14.1          30.1           16.9           137.8
                                                    --------       --------         -----         ------        --------

                                                     6,285.3          206.8          91.8          331.8         6,732.1
Projects in progress . . . . . . . . . . . . . .       440.1          579.9                       (331.8)          688.2
Land . . . . . . . . . . . . . . . . . . . . . .        72.9           27.2           5.8                           94.3
                                                    --------       --------         -----         ------        --------
                                                  $  6,798.3     $    813.9       $  97.6       $   --        $  7,514.6
                                                    --------       --------         -----         ------        --------
                                                    --------       --------         -----         ------        --------

1992
Rides and attractions. . . . . . . . . . . . . .  $  1,902.9                      $   8.4       $  119.3      $  2,013.8
Buildings. . . . . . . . . . . . . . . . . . . .     1,624.1     $      2.8           2.3          159.5         1,784.1
Equipment, furniture and fixtures. . . . . . . .     1,385.7           71.4          26.8          226.3         1,656.6
Land improvements. . . . . . . . . . . . . . . .       608.1            0.2                         85.6           693.9
Leasehold improvements . . . . . . . . . . . . .       107.3           15.8           2.7           16.5           136.9
                                                    --------       --------         -----         ------        --------
                                                     5,628.1           90.2          40.2          607.2         6,285.3
Projects in progress . . . . . . . . . . . . . .       540.9          506.4                       (607.2)          440.1
Land . . . . . . . . . . . . . . . . . . . . . .        70.4            2.5                                         72.9
                                                    --------       --------         -----         ------        --------
                                                  $  6,239.4     $    599.1       $  40.2       $   --        $  6,798.3
                                                    --------       --------         -----         ------        --------
                                                    --------       --------         -----         ------        --------

                     SCHEDULE VI - ACCUMULATED DEPRECIATION
                        OF PROPERTY, PLANT AND EQUIPMENT

                  YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

                                  (In millions)



                                                  Balance at                                                    Balance
                                                   beginning                    Retirements      Other          at end
                                                    of year       Additions      or sales        changes(1)    of year
                                                 ------------    -----------   ------------   ------------   ------------
1994
Rides and attractions. . . . . . . . . . . . . .   $   763.1      $   87.3       $   22.0                      $   828.4
Buildings. . . . . . . . . . . . . . . . . . . .       363.5          73.8            0.9                          436.4
Equipment, furniture and fixtures. . . . . . . .       858.4         218.4           42.5                        1,034.3
Land improvements. . . . . . . . . . . . . . . .       237.2          29.6            1.3                          265.5
Leasehold improvements . . . . . . . . . . . . .        64.2           0.6            2.3                           62.5
                                                  ----------    ----------     ----------                     ----------
                                                  $  2,286.4      $  409.7       $   69.0                     $  2,627.1
                                                  ----------    ----------     ----------                     ----------
                                                  ----------    ----------     ----------                     ----------

1993
Rides and attractions. . . . . . . . . . . . . .   $   695.7    $     79.6       $   12.2                       $  763.1
Buildings. . . . . . . . . . . . . . . . . . . .       311.1          59.6            7.2                          363.5
Equipment, furniture and fixtures. . . . . . . .       731.9         181.7           55.2                          858.4
Land improvements. . . . . . . . . . . . . . . .       209.3          28.2            0.3                          237.2
Leasehold improvements . . . . . . . . . . . . .        51.6          15.1            2.5                           64.2
                                                  ----------    ----------     ----------                     ----------
                                                   $ 1,999.6    $    364.2       $   77.4                      $ 2,286.4
                                                  ----------    ----------     ----------                     ----------
                                                  ----------    ----------     ----------                     ----------

1992
Rides and attractions. . . . . . . . . . . . . .    $  634.0      $   66.4       $    4.7                      $   695.7
Buildings. . . . . . . . . . . . . . . . . . . .       272.2          51.1           12.2                          311.1
Equipment, furniture and fixtures. . . . . . . .       542.7         159.1           10.4        $  40.5           731.9
Land improvements. . . . . . . . . . . . . . . .       182.3          27.1            0.1                          209.3
Leasehold improvements . . . . . . . . . . . . .        36.6          13.6                           1.4            51.6
                                                  ----------    ----------     ----------                     ----------
                                                   $ 1,667.8      $  317.3        $  27.4        $  41.9      $  1,999.6
                                                  ----------    ----------     ----------                     ----------
                                                  ----------    ----------     ----------                     ----------


- -------
(1) Amounts reclassified to conform to presentation of related assets.


                       SCHEDULE IX - SHORT-TERM BORROWINGS

                  YEARS ENDED SEPTEMBER 30, 1994, 1993 and 1992

                                  (In millions)


                                                       At end of period
                                                 ---------------------------
                                                                                                               Weighted
                                                                                  Maximum        Average        average
                                                                  Weighted        amount         amount        interest
                                                                   average      outstanding    outstanding       rate
                                                                  interest        during         during         during
                                                    Balance         rate        the period(1)  the period(2) the period(3)
                                                 ------------   ------------   ------------   ------------   ------------
1994
Commercial paper . . . . . . . . . . . . . . . .   $  609.1         4.9%         $  609.1       $  263.9         3.5%
                                                   --------                      --------       --------
                                                   --------                      --------       --------

Securities sold under
  agreements to
  repurchase . . . . . . . . . . . . . . . . . .   $   57.5         7.0%         $  640.5       $  385.8         7.3%
                                                   --------                      --------       --------
                                                   --------                      --------       --------

1993
Commercial paper . . . . . . . . . . . . . . . .   $  520.0         3.4%         $  897.0       $  473.2         3.1%
                                                   --------                      --------       --------
                                                   --------                      --------       --------

Securities sold under
  agreements to
  repurchase . . . . . . . . . . . . . . . . . .   $  437.5         8.1%         $  473.3       $  363.9        10.7%
                                                   --------                      --------       --------
                                                   --------                      --------       --------

1992
Commercial paper . . . . . . . . . . . . . . . .   $  181.4         3.2%         $  198.6       $  115.5         4.0%
                                                   --------                      --------       --------
                                                   --------                      --------       --------

Securities sold under
  agreements to
  repurchase . . . . . . . . . . . . . . . . . .   $  231.2        15.6%         $  272.0       $  244.5        11.7%
                                                   --------                      --------       --------
                                                   --------                      --------       --------


- -----------
(1) Maximum amount outstanding at any month-end during the period.
(2) Average amount outstanding during the period is computed by dividing the total outstanding at each month-end by the number of months outstanding during the year.
(3) Weighted average interest rate during the period is computed by dividing interest expense by the average amount outstanding.


             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                  YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

                                  (In millions)


                                                   1994        1993       1992
- --------------------------------------------------------------------------------
Maintenance and repairs                          $  228.4    $  227.3   $  220.2

Taxes, other than payroll and income taxes:
  Property                                           92.0        87.0       79.4

Advertising costs                                 1,273.5       963.7      859.6
