Form 10-Q
period 1994-12-31
DISNEY WALT CO
filed 1995-02-14
CIK 29082

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended December 31, 1994         Commission File Number 1-4083


                          THE WALT DISNEY COMPANY


Incorporated in Delaware                     I.R.S. Employer Identification
                                                     No. 95-0684440


500 South Buena Vista Street, Burbank, California 91521

(818)  560-1000




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes..X..  No....

  There were 519,603,667 shares of common stock outstanding as of February 10, 1995.

                 PART I.  FINANCIAL INFORMATION
                     THE WALT DISNEY COMPANY
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
         In millions, except per share data (unaudited)


                                               Three Months Ended
                                                  December 31

                                               1994            1993
REVENUES
  Filmed entertainment                       $1,767.5        $1,426.4
  Theme parks and resorts                       853.3           768.9
  Consumer products                             680.9           532.0
                                              3,301.7         2,727.3


COSTS AND EXPENSES
  Filmed entertainment                        1,319.3         1.086.2
  Theme parks and resorts                       686.2           630.8
  Consumer products                             505.4           385.9
                                              2,510.9         2,102.9


OPERATING INCOME
  Filmed entertainment                          448.2           340.2
  Theme parks and resorts                       167.1           138.1
  Consumer products                             175.5           146.1
                                                790.8           624.4

CORPORATE ACTIVITIES
  General and administrative expenses            42.3            43.6
  Net investment and interest expense (income)   36.5            (4.2)
                                                 78.8            39.4

INCOME FROM INVESTMENT IN EURO DISNEY            27.9

INCOME BEFORE INCOME TAXES                      739.9           585.0
  Income taxes                                  257.5           216.4

NET INCOME                                   $  482.4        $  368.6

EARNINGS PER SHARE                           $    .91        $    .68

AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                 527.8           545.3

                         THE WALT DISNEY COMPANY
                  CONDENSED CONSOLIDATED BALANCE SHEET
                               In millions


                                            December 31,       September 30,
                                               1994                 1994
                                            (unaudited)
ASSETS
Cash and cash equivalents                    $ 1,137.6           $   186.9
Investments                                      897.4             1,323.2
Receivables                                    2,073.7             1,670.5
Merchandise inventories                          598.2               668.3
Film and television costs                      1,733.2             1,596.2
Theme parks, resorts and other property,
  net of accumulated depreciation of
  $2,726.6 and $2,627.1                        5,928.4             5,814.5
Investment in Euro Disney                        513.7               629.9
Other assets                                     922.8               936.8
                                             $13,805.0           $12,826.3



LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts and taxes payable and other
     accrued liabilities                     $ 3,157.5           $ 2,742.2
  Borrowings                                   3,665.4             2,936.9
  Unearned royalty and other advances            684.2               699.9
  Deferred income taxes                          683.6               939.0
  Stockholders' equity
   Preferred stock, $.10 par value
     Authorized - 100.0 million shares
     Issued - none
   Common stock, $.025 par value
     Authorized - 1.2 billion shares
     Issued - 568.4 million shares and
       567.0 million shares                      984.4               945.3
   Retained earnings                           6,233.9             5,790.3
   Cumulative translation and other
     adjustments                                  (0.8)               59.1
                                               7,217.5             6,794.7

Less treasury shares, at cost - 51.0
  million shares and 42.9 million shares       1,603.2             1,286.4
                                               5,614.3             5,508.3
                                             $13,805.0           $12,826.3

                           THE WALT DISNEY COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           In millions (unaudited)

                                                     Three Months Ended
                                                        December 31

                                                     1994          1993
CASH PROVIDED BY OPERATIONS BEFORE INCOME
  TAXES                                            $  816.6      $ 655.8
    Income taxes paid                                 (45.0)       (25.1)
                                                      771.6        630.7

INVESTING ACTIVITIES
  Film and television costs                          (456.4)      (349.8)
  Investments in theme parks, resorts and
    other property                                   (220.0)      (244.4)
  Purchases of investments                           (130.9)      (146.3)
  Proceeds from sales of investments                  483.4        232.9
  Euro Disney investment                              144.8
  Other                                                 6.7        (67.8)
                                                     (172.4)      (575.4)

FINANCING ACTIVITIES
  Borrowings                                          803.9        301.4
  Reduction of borrowings                             (75.4)       (32.8)
  Repurchases of common stock                        (348.7)
  Dividends                                           (38.8)       (33.5)
  Other                                                10.5         31.7
                                                      351.5        266.8

Increase in Cash and Cash Equivalents                 950.7        322.1
Cash and Cash Equivalents, Beginning of Period        186.9        363.0

Cash and Cash Equivalents, End of Period           $1,137.6    $   685.1

The difference between Income Before Income Taxes as shown on the Condensed
Consolidated Statement of Income and Cash Provided  by Operations Before
Income Taxes is explained as follows:

INCOME BEFORE INCOME TAXES                         $  739.9     $  585.0

CHARGES TO INCOME NOT REQUIRING CASH OUTLAYS
  Depreciation                                        103.1         85.1
  Amortization of film and television costs           319.4        264.2
  Euro Disney                                         (27.9)
  Other                                                13.9          6.2
CHANGES IN
  Investments in trading securities                    10.6
  Receivables                                        (403.2)      (392.4)
  Merchandise inventories                              70.1        135.3
  Other assets                                         36.4        (50.1)
  Accounts payable and other accrued liabilities      (30.0)       (11.7)
  Unearned royalty and other advances                 (15.7)        34.2
                                                       76.7         70.8

CASH PROVIDED BY OPERATIONS BEFORE INCOME
  TAXES                                            $  816.6     $  655.8

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                    $   20.5     $   21.9

                          THE WALT DISNEY COMPANY
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending September 30, 1995. Certain reclassifications have been made in the 1994 financial statements to conform to the 1995 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994.

2. Accounting Change

   Effective October 1, 1994, the Company adopted the method of accounting prescribed by Statement of Financial Accounting
   Standards  (SFAS) 115, Accounting for Certain  Investments  in
   Debt and Equity Securities.

   This statement requires that certain investments in debt and equity securities be classified into one of three categories. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and reported at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are reported at fair value and classified as either "trading" or "available-for-sale," with unrealized gains and losses included in earnings or stockholders' equity, respectively.

   The Company has classified $71 million of securities as trading, $660 million of securities and cash equivalents as available-for-sale, and $589 million of securities and cash equivalents as held-to-maturity. Realized gains and losses, determined principally using the average cost basis, and unrealized gains and losses on trading and available-for-sale securities were not material. The fair values of held-to-maturity securities do not differ materially from carrying value.

                          THE WALT DISNEY COMPANY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)


3. During the quarter, the Company sold approximately 75 million shares, or 20% of its investment in Euro Disney, to Price Alwaleed Bin Talal Bin Abdulaziz Al Saud, and recognized a gain of $55 million. As a result of the sale, the Company's equity ownership in Euro Disney was reduced from 49% at September 30, 1994 to approximately 39%. The gain was partially offset by the Company's equity share of Euro Disney's operating results for the quarter.

4. During December 1994, the Company issued $300 million of Notes (the "Notes") in the Eurobond market. The Notes are senior, unsecured debt obligations of the Company which mature on December 19, 1997. Interest on the Notes is payable annually at a fixed rate of 8.0% per annum through maturity. During the quarter, the Company also issued approximately $500 million of commercial paper and other floating-rate short-term debt, which matures within 90 days.

5. During November 1994, the Company increased the authorized share repurchase amount under its existing share repurchase program by 90 million shares. Under this program, the Company purchased 8.9 million shares at prevailing market prices during the quarter. As of December 31, 1994, approximately 104 million shares remained authorized for repurchase.

6. Dividends per share for the quarters ended December  31,  1994 and 1993 were $.075 and $.0625, respectively.

                          THE WALT DISNEY COMPANY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 31, 1994 for each line of business, and for the Company as a whole, will not necessarily be indicative of the results expected for the full year. The reader is encouraged to read the Company's 1994 Annual Report on Form 10-K in conjunction with this interim report.

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


RESULTS OF OPERATIONS

For the Quarter Ended December 31, 1994

Filmed Entertainment

Revenues increased 24% or $341.1 million to $1.77 billion, driven by growth of $125 million in theatrical revenues, $109 million in home video revenues, and $58 million in television revenues. Theatrical revenues increased due to the domestic rerelease and expanded international release of The Lion King and the live-action releases The Santa Clause and Pulp Fiction, compared to the expanded international theatrical release of Aladdin in the prior year. Home video revenues were driven by the worldwide release of Snow White and the Seven Dwarfs and the expanded international release of Aladdin in the current year, compared to the domestic release of Aladdin, the international release of The Jungle Book, and the expanded international release of Beauty and the Beast in the prior year. Television revenues grew due to increased title availabilities worldwide.

                         THE WALT DISNEY COMPANY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Filmed Entertainment (continued)

Operating income increased 32% or $108.0 million to $448.2 million, primarily due to improved performance of current year theatrical releases, growth in home video, and increased title availabilities in television. Costs and expenses, which consist principally of film and television cost amortization, and distribution and selling costs, increased 21% or $233.1 million, primarily reflecting increased theatrical distribution and selling costs associated with the worldwide release of The Lion King and the domestic release of The Santa Clause, and higher home video marketing and distribution costs, principally due to the worldwide release of Snow White and the Seven Dwarfs.

Theme Parks and Resorts

Revenues increased 11% or $84.4 million to $853.3 million, driven by growth of $46 million from higher theme park attendance in Florida and California and increased guest spending at Florida theme parks and resorts, and $24 million from an increase in occupied rooms at Florida resorts. Higher theme park attendance reflected increased visitation of both domestic and international guests, primarily in Florida. Guest spending rose primarily due to expanded product offerings and certain price increases. The increase in occupied rooms reflected absorption of additional capacity from the openings of Disney's Wilderness Lodge and All-Star Sports Resort in the third quarter of the prior year and the phased opening of the All-Star Music Resort during the current quarter.

Operating income increased 21% or $29.0 million to $167.1 million, driven by increased attendance, occupancy, and guest spending at Florida theme parks and resorts. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, and entertainment and marketing expenses, increased 9% or $55.4 million, primarily due to expansion of theme park attractions and resorts in Florida, partially offset by the impact of ongoing cost reduction initiatives.

Consumer Products

Revenues increased 28% or $148.9 million to $680.9 million, driven by growth of $110 million from the Disney Stores and $36 million from worldwide character merchandise licensing, publications, and audio entertainment. Full-quarter operations at 85 stores opened during fiscal 1994 and 15% higher sales at 239 existing stores generated 85% of Disney Stores' revenue growth; sales from 24 new stores worldwide contributed the remaining 15%. Worldwide merchandise licensing growth resulted from increased demand for animated film properties, particularly The Lion King.

                         THE WALT DISNEY COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Consumer Products (Continued)

Operating income increased 20% or $29.4 million to $175.5 million, primarily due to growth of the Disney Stores and worldwide character merchandise licensing, partially offset by higher costs and expenses. Costs and expenses, which consist principally of costs of goods sold, labor, rent and occupancy, and publicity and promotion, increased 31% or $119.5 million, primarily reflecting support of the expansion and revenue growth of the Disney Stores.

Corporate Activities

General and administrative expenses decreased 3% or $1.3 million, reflecting  lower corporate general and administrative  expenses,
partially   offset  by  operating  losses  from   Disney   Sports
Enterprises (The Mighty Ducks of Anaheim).

Net investment and interest expense was $36.5 million, primarily reflecting the impact of higher net borrowings, due in part to common stock repurchases and prior-year Euro Disney funding.

Investment in Euro Disney

The Company's investment in Euro Disney resulted in income of $27.9 million, reflecting a gain of $55 million from the sale of approximately 75 million shares, or 20% of its investment in Euro Disney, to Prince Alwaleed Bin Talal Bin Abdulaziz Al Saud. The gain was partially offset by the Company's equity share of Euro Disney's operating results for the quarter.

In the prior year quarter, no activity was reported related to the Company's investment in Euro Disney, pending the outcome of the financial restructuring.

Income taxes

The effective income tax rate was 34.8% for the quarter compared to 37% for the prior year quarter.

                         THE WALT DISNEY COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


FINANCIAL CONDITION

For the three months ended December 31, 1994, cash provided by operations increased 22% or $140.9 million to $771.6 million, primarily due to increased operating income in each business segment.

Net borrowings (the Company's borrowings less cash and liquid investments) increased $294 million to $2.0 billion, reflecting incremental financing during the period to fund cash requirements. This increase was primarily due to the issuance of $300 million of senior, unsecured debt obligations in the Eurobond market, and the issuance of approximately $500 million of short-term borrowings, offset by payments of existing debt, and increased investments in short-term instruments of approximately $430 million.

During  the quarter, the Company invested $456 million to develop and  produce film and television properties and $220  million  to
design   and  develop  new  theme  park  attractions  and  resort
properties.

The Company repurchased 8.9 million shares of common stock for $349 million under its share repurchase program during the period. The Company purchased 13.8 million shares during fiscal 1994, and is authorized to purchase up to an additional 104 million shares under the program.

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

                         PART II. OTHER INFORMATION
                          THE WALT DISNEY COMPANY

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (27) Financial Data Schedule (filed electronically only).

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


February 13, 1995
Burbank, California