Form 10-Q/A
period 1993-03-31
DISNEY WALT CO
filed 1995-02-15
CIK 29082

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q/A

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

The registrant filed its Form 10-Q for the quarter ended
December 31, 1994 on February 14, 1995 via EDGAR. Due to technical difficulties, Exhibit 27 (the financial data schedule required pursuant to article 5) was not filed. This Form 10-Q/A updates the February 14, 1995 filing to include Exhibit 27.

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


February 15, 1995
Burbank, California