Form 10-Q
period 1995-03-31
DISNEY WALT CO
filed 1995-05-10
CIK 29082

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549




                               FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1995     Commission File Number 1-4083





Incorporated in DelawareI.R.S.                 Employer Identification
                                                     No. 95-0684440



                           THE WALT DISNEY COMPANY



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

There were 521,901,222 shares of common stock outstanding as of May 5, 1995.

                     PART I. FINANCIAL INFORMATION
                        THE WALT DISNEY COMPANY
              CONDENSED CONSOLIDATED STATEMENT OF INCOME
            In millions, except per share data (unaudited)


                                    Six Months Ended     Three Months Ended
                                       March 31              March 31
                                    1995       1994       1995       1994
REVENUES
  Filmed entertainment           $ 3,325.2  $ 2,531.0  $ 1,557.7  $ 1,104.6
  Theme parks and resorts          1,745.2    1,571.4      891.9      802.4
  Consumer products                1,154.1      900.7      473.2      368.8
                                   6,224.5    5,003.1    2,922.8    2,275.8

COSTS AND EXPENSES
  Filmed entertainment             2,570.0    2,030.8    1,250.7      944.6
  Theme parks and resorts          1,395.9    1,281.0      709.7      650.1
  Consumer products                  861.2      656.9      355.8      271.1
                                   4,827.1    3,968.7    2,316.2    1,865.8

OPERATING INCOME
  Filmed entertainment               755.2      500.2       307.0      160.0
  Theme parks and resorts            349.3      290.4       182.2      152.3
  Consumer products                  292.9      243.8       117.4       97.7
                                   1,397.4    1,034.4       606.6      410.0

CORPORATE ACTIVITIES
  General and administrative          88.1       80.9        45.8       37.4
    expenses
  Net investment and interest
    expense (income)                  80.3      (12.6)       43.8       (8.4)
                                     168.4       68.3        89.6       29.0

LOSS FROM INVESTMENT IN EURO DISNEY   (5.2)                 (33.1)

INCOME BEFORE INCOME TAXES         1,223.8      966.1       483.9      381.0
  Income taxes                       425.9      349.1       168.4      132.6

NET INCOME                         $ 797.9    $ 617.0     $ 315.5    $ 248.4


EARNINGS PER SHARE                  $ 1.51     $ 1.13      $ 0.60     $ 0.45


AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING                         528.9      546.4       529.2      547.5

                        THE WALT DISNEY COMPANY
                 CONDENSED CONSOLIDATED BALANCE SHEET
                              In millions


                                             March 31,    September 30,
                                               1995           1994
                                            (unaudited)
ASSETS
  Cash and cash equivalents                 $   882.3     $   186.9
  Investments                                 1,091.5       1,323.2
  Receivables                                 1,839.1       1,670.5
  Merchandise inventories                       624.9         668.3
  Film and television costs                   1,818.5       1,596.2
  Theme parks, resorts, and other property,
    net of accumulated depreciation of
    $2,830.4 and $2,627.1                     6,013.2       5,814.5
  Investment in Euro Disney                     575.4         629.9
  Other assets                                1,203.3         936.8
                                            $14,048.2     $12,826.3


LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts and taxes payable and other      $ 3,233.4     $ 2,742.2
    accrued liabilities
  Borrowings                                  3,186.2       2,936.9
  Unearned royalty and other advances           827.8         699.9
  Deferred income taxes                         748.6         939.0
  Stockholders' equity
   Preferred stock, $.10 par value
     Authorized - 100.0 million shares
     Issued - none
   Common stock, $.025 par value
     Authorized - 1.2 billion shares
     Issued - 571.8 million shares and        1,099.0         945.3
       567.0 million shares
   Retained earnings                          6,502.5       5,790.3
   Cumulative translation and other              53.8          59.1
     adjustments
                                              7,655.3       6,794.7
Less treasury shares, at cost - 51.0 million
  shares and 42.9 million shares              1,603.1       1,286.4
                                              6,052.2       5,508.3
                                            $14,048.2     $12,826.3

                        THE WALT DISNEY COMPANY
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        In millions (unaudited)

                                                     Six Months Ended
                                                         March 31
                                                     1995         1994
CASH PROVIDED BY OPERATIONS BEFORE INCOME TAXES   $ 2,041.2    $ 1,617.6
  Income taxes paid                                  (215.0)      (242.5)
                                                    1,826.2      1,375.1
INVESTING ACTIVITIES
  Film and television costs                          (929.1)      (717.4)
  Investments in theme parks, resorts, and           (423.6)      (492.8)
    other property
  Purchases of investments                           (383.4)      (620.3)
  Proceeds from sales of investments                  611.2        464.1
  Investment in Euro Disney                           144.8
  Other                                               (28.0)        (3.5)
                                                   (1,008.1)    (1,369.9)

FINANCING ACTIVITIES
  Borrowings                                        1,008.6      1,036.6
  Reduction of borrowings                            (759.3)      (704.6)
  Repurchases of common stock                        (348.7)
  Dividends                                           (85.7)       (73.8)
  Other                                                62.4         47.2
                                                     (122.7)       305.4

Increase in Cash and Cash Equivalents                 695.4        310.6
Cash and Cash Equivalents, Beginning of Period        186.9        363.0
Cash and Cash Equivalents, End of Period          $   882.3    $   673.6


The difference between Income Before Income Taxes as shown on the Condensed Consolidated Statement of Income and Cash Provided by
Operations Before Income Taxes is explained as follows:

INCOME BEFORE INCOME TAXES                        $ 1,223.8    $   966.1
CHARGES TO INCOME NOT REQUIRING CASH OUTLAYS
  Amortization of film and television costs           706.8        575.4
  Depreciation                                        217.6        180.4
  Euro Disney                                           5.2
  Other                                                29.3         13.2
CHANGES IN
  Investments in trading securities                   (33.7)
  Receivables                                        (168.6)      (199.7)
  Merchandise inventories                              43.4        106.3
  Other assets                                       (250.8)       (66.2)
  Accounts payable and other accrued liabilities      140.3         45.4
  Unearned royalty and other advances                 127.9         (3.3)
                                                      817.4        651.5
CASH PROVIDED BY OPERATIONS BEFORE INCOME TAXES   $ 2,041.2    $ 1,617.6

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                   $    94.6    $    57.8

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

2. During February 1995, the Company issued $400 million of Senior Participating Notes (the "Notes") in the Eurobond market and through the private placement market in the United States. The Notes are senior, unsecured debt obligations of the Company which mature on March 1, 2000. Interest on the Notes is payable semi-annually at a fixed rate of 2.0% per annum through maturity. In addition, contingent interest payments will be made on the Notes if revenues from a portfolio of eligible non-animated films in which the Company invests exceed a specified threshold.

   During April 1995, the Company increased its unsecured revolving line of bank credit from $525 million to $1 billion. The credit line is for general corporate purposes, including the support of commercial paper borrowings, and expires during February, 2000. The Company has the option to borrow at various interest rates.

3. Cash dividends per share for the quarters ended March 31, 1995 and 1994 were $.090 and $.075, respectively.

                        THE WALT DISNEY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and six months ended March 31, 1995 for each line of business, and for the Company as a whole, will not necessarily be indicative of results for the full year. The reader is encouraged to read the Company's 1994 Annual Report on Form 10-K in conjunction with this interim report.

Filmed Entertainment operating results fluctuate based upon the timing of theatrical and home video releases. Release dates are determined by several factors, including timing of vacation and holiday periods and competition in the market.

The Theme Parks and Resorts business experiences fluctuations in theme park attendance and resort occupancy resulting from the nature of vacation travel. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early-winter and spring holiday periods.

Operating results for Consumer Products are influenced by seasonal consumer purchasing behavior and by the timing of animated theatrical releases.

RESULTS OF OPERATIONS

For the Quarter and Six Months Ended March 31, 1995

Filmed Entertainment

Quarter
Revenues increased 41% or $453.1 million to $1.56 billion, driven by growth of $396 million in home video revenues. Home video revenues increased due to the strong performance of The Lion King in domestic home video and the international release of The Aristocats and The Return of Jafar, compared to the prior year performance of The Fox and the Hound domestically and Bambi and The Jungle Book internationally.

Operating income increased 92% or $147.0 million to $307.0 million, primarily due to the success of The Lion King. Costs and expenses, which consist principally of film and television cost amortization, and distribution and selling costs, increased 32% or $306.1 million, primarily due to home video marketing and distribution and amortization costs related to The Lion King.

                        THE WALT DISNEY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Filmed Entertainment (continued)

Six Months
Revenues increased 31% or $794.2 million to $3.33 billion, driven by growth of $510 million in home video revenues, $129 million in theatrical revenues, and $77 million in television revenues. Home video revenues were driven by the worldwide release of Snow White and the Seven Dwarfs, the domestic release of The Lion King, and the international release of Aladdin and The Aristocats in the current year, compared to the domestic release of Aladdin and The Fox and the Hound and the international release of The Jungle Book, Bambi, and Beauty and the Beast in the prior year. Theatrical revenues increased due to the domestic rerelease and expanded international release of The Lion King and the live-action release of The Santa Clause and Pulp Fiction, compared to the expanded international theatrical release of Aladdin in the prior year. Television revenues grew due to increased title availabilities worldwide.

Operating income increased 51% or $255.0 million to $755.2 million, primarily due to growth in home video and the current year theatrical performance of The Lion King internationally. Costs and expenses increased 27% or $539.2 million, primarily reflecting higher home video marketing and distribution costs, principally due to the worldwide release of Snow White and the Seven Dwarfs and the domestic release of The Lion King, and increased film cost amortization and distribution expenses associated with Miramax titles.

Theme Parks and Resorts

Quarter
Revenues increased 11% or $89.5 million to $891.9 million, driven by growth of $52 million reflecting higher theme park attendance in Florida and California, net of decreased guest spending at Disneyland, and $42 million from an increase in occupied rooms at Florida resorts, partially offset by lower real estate development revenues in Florida. Higher theme park attendance primarily reflected increased domestic visitation. The increase in occupied rooms reflected the openings of Disney's Wilderness Lodge and All-Star Sports Resort in the third quarter of the prior year and the phased opening of the All-Star Music Resort during the current period. Lower guest spending was primarily due to increased use of multi-day and annual passes by theme park guests.

                        THE WALT DISNEY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Theme Parks and Resorts (continued)

Operating income increased 20% or $29.9 million to $182.2 million, driven by higher theme park attendance and increased occupied rooms at Florida resorts, partially offset by decreased guest spending at Disneyland. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment, and marketing and sales expenses, increased 9% or $59.6 million, primarily due to expansion of theme park attractions and resorts in Florida and increased marketing and sales expenses, partially offset by the impact of ongoing cost reduction initiatives.

Six Months
Revenues increased 11% or $173.8 million to $1.75 billion, driven by growth of $94 million from higher theme park attendance in Florida and California and $66 million from an increase in occupied rooms at Florida resorts. Increased guest spending at Florida theme parks and resorts was offset by lower spending at Disneyland. Higher theme park attendance primarily reflected increased domestic visitation. The increase in occupied rooms reflected the openings of Disney's Wilderness Lodge and All-Star Sports Resort in the third quarter of the prior year and the phased opening of the All-Star Music Resort during the current period.

Operating income increased 20% or $58.9 million to $349.3 million, driven by higher theme park attendance and increased occupied rooms at Florida resorts. Costs and expenses increased 9% or $114.9 million, primarily due to expansion of theme park attractions and resorts in Florida and increased marketing and sales expenses, partially offset by the impact of ongoing cost reduction initiatives.

Consumer Products

Quarter
Revenues increased 28% or $104.4 million to $473.2 million, driven by growth of $53 million from worldwide character merchandise licensing, audio entertainment, and publications and $47 million from the Disney Stores. Worldwide merchandise licensing, audio entertainment, and publications growth resulted primarily from increased demand for animated film properties, particularly The Lion King. Full-quarter operations at 85 stores opened during fiscal 1994 and 13% higher sales at 239 existing stores generated 82% of Disney Stores' revenue growth; sales from 38 new stores worldwide, 14 of which opened during the quarter, contributed the remaining 18%.

                        THE WALT DISNEY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Consumer Products (continued)

Operating income increased 20% or $19.7 million to $117.4 million, primarily due to growth of worldwide character merchandise licensing and audio entertainment, partially offset by higher costs and expenses. Costs and expenses, which consist principally of costs of goods sold, labor, rent and occupancy, and publicity and promotion, increased 31% or $84.7 million, primarily reflecting support of the expansion and revenue growth of the Disney Stores.

Six Months
Revenues increased 28% or $253.4 million to $1.15 billion, driven by growth of $157 million from the Disney Stores and $89 million from worldwide character merchandise licensing, audio entertainment, and publications. Full-period operations at 85 stores opened during fiscal 1994 and 15% higher sales at 239 existing stores generated 84% of Disney Stores' revenue growth; sales from 38 new stores worldwide contributed the remaining 16%. Worldwide merchandise licensing, audio entertainment, and publications growth resulted primarily from increased demand for animated film properties, particularly The Lion King.

Operating income increased 20% or $49.1 million to $292.9 million, primarily due to growth in worldwide character merchandise licensing, audio entertainment, publications, and the Disney Stores, partially offset by higher costs and expenses. Costs and expenses increased 31% or $204.3 million, primarily reflecting support of the expansion and revenue growth of the Disney Stores.

Corporate Activities

General and administrative expenses increased 22% or $8.4 million for the quarter and 9% or $7.2 million for the six months, driven by operating losses from Disney Sports Enterprises (The Mighty Ducks of Anaheim) for both periods, and higher corporate general and administrative expenses during the quarter.

Net investment and interest expense was $43.8 million and $80.3 million for the quarter and six months, respectively, primarily reflecting the impact of higher net borrowings, due in part to calendar 1994 common stock repurchases and prior-year Euro Disney funding.

                        THE WALT DISNEY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Investment in Euro Disney

The Company's investment in Euro Disney resulted in losses of $33.1 million and $5.2 million for the quarter and six months, respectively. Results for the six-month period include a gain of $55 million from the sale of approximately 75 million shares, or 20% of the Company's investment in Euro Disney, to Prince Alwaleed Bin Talal Bin Abdulaziz Al Saud in the first quarter.

In the prior year, no activity was reported related to the Company's investment in Euro Disney, pending the outcome of the financial restructuring.

Income Taxes

The effective income tax rate was 34.8% for the quarter and six months, compared to 34.8% and 36.1% for the prior-year quarter and six months, respectively.

FINANCIAL CONDITION

For the six months ended March 31, 1995, cash provided by operations increased 33% or $451.1 million to $1.83 billion, primarily due to increased operating income in each business segment.

Net borrowings (the Company's borrowings less cash and liquid investments) decreased $129 million to $1.6 billion. The decrease was primarily due to payments of existing debt and an increase in cash and cash equivalents, partially offset by the issuance of $400 million of Senior Participating Notes in the current quarter and $300 million of senior, unsecured debt obligations in the first quarter.

During the six months, the Company invested $929 million to develop and produce film and television properties and $424 million to design and develop new theme park attractions and resort properties.

The Company repurchased 8.9 million shares of common stock for $349 million under its share repurchase program during the first quarter. The Company purchased 13.8 million shares during fiscal 1994, and is authorized to purchase up to an additional 104 million shares under the program.

The Company sold approximately 75 million, or 20% of its Euro Disney shares to Prince Alwaleed Bin Talal Bin Abdulaziz Al Saud for approximately $145 million in October 1994.

                        THE WALT DISNEY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


During April 1995, the Company entered into agreements with a shipyard to build two cruise ships for its Disney Cruise Lines.

Also during April 1995, the Company increased its unsecured revolving line of bank credit from $525 million to $1 billion.

The Company's financial condition remains strong. The Company believes that its cash, other liquid assets, operating cash flows, access to equity capital markets and borrowing capacity, taken together, provide more than adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects.

                      PART II. OTHER INFORMATION
                        THE WALT DISNEY COMPANY


Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company's Annual Meeting of Stockholders held February 21, 1995:

Description of Matter

                                                    Authority
                              Votes Cast For        Withheld
1. Election of directors:
    Richard A. Nunis           441,902,906          3,202,223
    Sidney Poitier             440,868,808          4,236,321
    Robert A. M. Stern         441,574,165          3,530,964
    E. Cardon Walker           441,649,698          3,455,431


                                   Votes Cast                      Broker
                                For       Against    Abstentions   Non-Votes
2. Ratification of
   appointment of
   independent
   accountants             442,551,178    1,180,802  1,373,149       N/A

3. Approval of the 1995
   stock option plan for
   non-employee directors  412,576,083   28,723,642  3,805,404       N/A

4. Stockholder proposal
   to adopt a dividend
   reinvestment and
   stock purchase plan      44,766,046  296,383,446  4,823,485   99,132,152

5. Stockholder proposal
   adopt a stock purchase
   plan                     37,611,981  303,047,230  5,313,766   99,132,152

                        THE WALT DISNEY COMPANY


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     (10) Second Amended and Restated Credit Agreement, dated as of April 12, 1995, among the Company, Citicorp USA, Inc., as Agent, and certain financial institutions.

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


May 9, 1995
Burbank, California