Form 10-K/A
period 1994-09-30
DISNEY WALT CO
filed 1995-06-30
CIK 29082

DISNEY SALARIED SAVINGS AND
                              INVESTMENT PLAN

                            REPORT AND FINANCIAL
                                 STATEMENTS

                         DECEMBER 31, 1994 AND 1993

                 DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                        INDEX TO FINANCIAL STATEMENTS

                              DECEMBER 31, 1994


Report of Independent Accountants                                       F-2

Statement of Net Assets Available for Benefits                          F-3

Statement of Changes in Net Assets Available for Benefits               F-4

Notes to Financial Statements                                           F-5


Supplementary Schedules

  Schedule   I - Schedule of Assets Held for Investment Purposes        F-17

  Schedule   V - Plan Transactions or Series of Transactions
                  in Excess of 5 Percent of the Current Value
                  of Assets at the Beginning of the Plan Year           F-18

Other schedules required by Section 2520.103-10 of the Department of Labor Rules and Regulations for Reporting and Disclosure under ERISA have been ommitted because they not applicable.

                     REPORT OF INDEPENDENT ACCOUNTANTS


June 5, 1995



To the Participants and Investment and
Administrative Committee of
the Disney Salaried Savings and Investment Plan

In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the financial status of the Disney Salaried Savings and Investment
Plan (the "Plan") at December 31, 1994 and 1993 and the changes in its financial status for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in Notes 5, 6, and 7 and Schedules I and V is presented for purposes of additional analysis and is not a required part of the basic financial statements but is additional information required by ERISA. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

               STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS

                              (In thousands)

                                                        December 31,
                                                     1994          1993
  Investments, at market value
    The Walt Disney Company Common Stock Fund      $153,872      $132,643
    Interest in pooled funds                         84,772        66,858
    Guaranteed Interest Contracts
    (Interest rates range from 8.92% to 9.24%)        3,245         7,144
    Participant loans                                 7,066         6,343

                                                    248,955       212,988

    Contributions receivable                          3,874         3,682


Net Assets Available for Benefits                  $252,829      $216,670

The accompanying notes are an integral part of these financial statements.

               DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

        STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                             (In thousands)

                                                    For the Year Ended
                                                       December 31,
                                                1994       1993       1992
Sources of Net Assets

  Investment income
    Interest                                $    908   $  1,209   $  1,819
    Dividends                                  3,739      4,264      2,075
    Realized (loss) gain on sale of assets      (548)      (212)    10,003
                                               4,099      5,261     13,897

  Unrealized appreciation in investments       7,879      2,708     24,671

  Contributions
    Participants                              33,650     30,171     24,078
    Company                                    9,036      8,402      7,433
                                              42,686     38,573     31,511

  Total Sources of Net Assets                 54,664     46,542     70,079

Applications of Net Assets

  Payments to participants                    18,501     11,125      6,607
  Investment expense                               4         16        115

  Total Applications of Net Assets            18,505     11,141      6,722

Increase in net assets                        36,159     35,401     63,357

Net Assets Available for Benefits
  Beginning of year                          216,670    181,269    117,912

  End of year                               $252,829   $216,670   $181,269


  The accompanying notes are an integral part of these financial statements.

                DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                       NOTES TO FINANCIAL STATEMENTS

                             DECEMBER 31, 1994

       (Tabular dollars in thousands, except per share/unit amounts)


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

The assets of the Plan are administered under a trust agreement between the Company and Fidelity Institutional Retirement Services Company ("Fidelity" or the "Trustee"). The trust agreement provides that assets of the Plan may be invested in the following pooled investment funds established by Fidelity: the Institutional Short-Intermediate Government Portfolio Fund, the U.S. Equity Index Commingled Pool Fund, the U.S. Bond Index Portfolio Fund, the
Balanced Fund and the Magellan Fund. Additionally, the trust agreement provides that assets of the Plan may be invested in The
Walt Disney Company Common Stock Fund, and the Guaranteed Interest Contract Fund (collectively the seven funds are referred to as the "Investment Funds"). Fidelity directs the investment of the Institutional Short-Intermediate Government Portfolio Fund, the
U.S. Equity Index Commingled Pool Fund, the U.S. Bond Index
Portfolio Fund, the Balanced Fund, the Magellan Fund and The Walt Disney Company Common Stock Fund, and is the custodian of the records for the Guaranteed Interest Contract Fund established with Allstate Life Insurance Company and New York Life Insurance Company. Effective July 1, 1992, the Guaranteed Interest Contract Fund was closed to contributions and transfers from other funds. As the Guaranteed Interest Contracts mature, the corresponding fund balances are reinvested in the Institutional Short-Intermediate Government Portfolio Fund.

Administrative expenses of the Plan, such as benefit plan consultation fees (exclusive of brokerage commissions on the purchase or sale of Company stock) are paid by the Company. These administrative expenses may be paid from the assets of the Plan unless the Company, at its discretion, pays such expenses.
Investment expenses incurred by the Investment Funds are charged to the respective funds.

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


Contributions
Participants are permitted to authorize income deferrals in whole percentages, up to 10 percent of their base compensation on a pre-tax basis, through weekly payroll deductions. A participant's total tax-deferred contributions and the Company's matching contributions, in any Plan year, cannot exceed the limits provided under Sections 401(k) and 415 of the Code.

Effective January 1, 1987, the Plan ceased to accept voluntary post-tax contributions. Post-tax contributions made prior to January 1, 1987, may remain in the Plan and continue to share in the Plan's investment results on a tax-deferred basis. Income earned on voluntary contributions is not taxable for Federal income tax purposes until withdrawal and such post-tax contributions are recovered tax free when withdrawn or distributed.

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

            DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                   NOTES TO FINANCIAL STATEMENTS
                            (continued)



1.  Description of the Plan (continued)

Investments
Participants may direct the investment of their contributions in any one or more investment funds established for the Plan.
Participants may elect to change the investment of their contributions or to transfer all or part of their account balance among the various investment funds. Only four of each type of such elections may be made in any year and must be made in multiples of 10 percent of the amounts in an investment fund. Currently, participants may direct the investment of their contributions and account balance among any of the following investment funds administered by Fidelity: Institutional Short-Intermediate Government Portfolio Fund, U.S. Equity Index Commingled Pool Fund, U.S. Bond
Index Portfolio Fund, Balanced Fund, Magellan Fund, and The Walt
Disney Company Common Stock Fund. All funds are immediately and fully invested in permanent funds by Fidelity.

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

Under Section 401(k) of the Code, withdrawals of tax-deferred contributions by participants are available only in amounts necessary to satisfy a financial hardship and will be made if the Committee determines that the reason for the hardship complies with applicable requirements under the Code. A participant may withdraw his or her post-tax contributions twice each Plan Year. The minimum amount of each post-tax contribution withdrawal is $500.

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

            DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                   NOTES TO FINANCIAL STATEMENTS
                            (continued)



1.  Description of the Plan (continued)

Plan Amendment or Termination
The Company reserves the right to amend or modify, at any time, the provisions of the Plan. Although the Company expects to continue the Plan indefinitely, the Board of Directors of the Company may terminate the Plan for any reason. If the Plan is terminated each participant will receive, as prescribed by ERISA and its related regulations, and in the form and manner determined by the Committee, a payment equal to the value of the participant's account at the time of liquidation.


2.  Summary of Significant Accounting Policies

Basis of Accounting
The financial statements of the Plan are prepared using the accrual basis of accounting.

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

Realized Gains and Losses on Security Transactions
Realized gains and losses on security transactions are computed based upon the sales proceeds less the fair value of the investments at the beginning of the year or the acquisition cost, if acquired during the year.

Unrealized Appreciation/Depreciation in Fair Value of Investments The appreciation or depreciation in the fair value of investments held at year end is based on values established at the most recent year-end valuation date as compared to the previous year-end valuation or the purchase cost if the investment was acquired within the year.

            DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                   NOTES TO FINANCIAL STATEMENTS
                            (continued)





3.  Information Certified by Trustee

The Trustee holds all of the Plan's assets, receives contributions from the Company, and executes all investment and disbursement transactions based upon instructions from the Plan Administrator. The Plan Administrator has obtained certification from the Trustee that the investment information provided to the Plan Administrator by the Trustee is complete and accurate. The investment information included in the accompanying financial statements, in Notes 4, 5, 6, and 7 and in the accompanying supplemental schedules, has been prepared from the data certified by the Trustee and includes adjustments made by the Plan Administrator for the purpose of conforming the Trustee-certified financial information to the accrual basis of accounting.

            DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                   NOTES TO FINANCIAL STATEMENTS
                            (continued)


4.  Investments

Investments held by the Plan are as follows:
                                     December 31, 1994                         December 31, 1993

                             Number     Market                         Number     Market
                               of       Value                            of       Value
                             Shares/     Per                           Shares/     Per
                              Units   Share/Unit   Cost    Market       Units   Share/Unit    Cost    Market
The Walt Disney Company
  Common Stock Fund        3,345,044  $  46.00   $108,208  $153,872  3,111,872   $42.62     $ 98,142  $132,643

Fidelity Pooled Funds:
  Inst. Short-Inter Gov't
    Portfolio Fund         2,362,063      9.18     22,985    21,684  1,755,101     9.88       17,428    17,340
  U.S. Equity Index
    Commingled Pool Fund   1,411,996     11.98     14,740    16,916  1,296,361    11.82       13,365    15,323
  U.S. Bond Index
    Portfolio Fund           231,562      9.97      2,476     2,309    142,268    11.00        1,585     1,565
  Balanced Fund              556,339     12.29      7,295     6,837    313,527    13.39        4,213     4,198
  Magellan Fund              554,282     66.80     37,297    37,026    401,293    70.85       27,004    28,432
                                                   84,793    84,772                           63,595    66,858

Guaranteed Interest
  Contract Fund            3,245,399      1.00      3,245     3,245  7,144,177     1.00        7,144     7,144
  Participant loans                                 7,066     7,066                            6,343     6,343

                                                 $203,312  $248,955                         $175,224  $212,988

                 DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                        NOTES TO FINANCIAL STATEMENTS
                                (continued)



4.  Investments (continued)

Net unrealized appreciation/(depreciation) in the fair value of investments held by the Plan is as follows:

                                                      December 31,
                                                1994       1993       1992
The Walt Disney Company Common Stock Fund     $11,163    $  (172)   $34,673

Pooled Funds:
  Institutional Short-Intermediate
    Government Portfolio Fund                  (1,213)      (115)        27
  U.S. Equity Index Commingled Pool Fund          218      1,195        763
  U.S. Bond Index Portfolio Fund                 (147)       (14)        (6)
  Balanced Fund                                  (443)        (6)        (9)
  Magellan Fund                                (1,699)     1,820       (392)
  High Growth Equity Fund                           -          -     (7,026)
  Equity Index Fund                                 -          -     (3,359)

Net Unrealized Appreciation                    $7,879     $2,708    $24,671

                                  DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                                         NOTES TO FINANCIAL STATEMENTS
                                                 (continued)


5. Allocation of Plan Assets by Investment Program

                                                              December 31, 1994


                       The Walt     Inst.     US Equity
                        Disney   Short-Inter    Index      US Bond                            Guaranteed
                       Company      Gov't     Commingled    Index                              Interest
                        Common    Portfolio     Pool      Portfolio    Balanced    Magellan    Contract      Loan
                      Stock Fund    Fund        Fund        Fund         Fund        Fund        Fund        Fund       Total
Investments at
 market value          $154,036    $ 21,723    $ 16,938    $  2,312    $  6,847    $ 37,078    $  3,245    $  6,776    $248,955

  Contributions
    receivable            2,091         291         311         106         276         799           -           -       3,874

Net Assets Available
  for Benefits         $156,127    $ 22,014    $ 17,249    $  2,418    $  7,123    $ 37,877    $  3,245    $  6,776    $252,829

                                   DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                                           NOTES TO FINANCIAL STATEMENTS
                                                     (continued)


5. Allocation of Plan Assets by Investment Program (continued)

                                                        DECEMBER 31, 1993


                       The Walt     Inst.     US Equity
                        Disney   Short-Inter    Index      US Bond                            Guaranteed
                       Company      Gov't     Commingled    Index                              Interest
                        Common    Portfolio     Pool      Portfolio    Balanced    Magellan    Contract      Loan
                      Stock Fund    Fund        Fund        Fund         Fund        Fund        Fund        Fund       Total
Investments at
  market value         $132,789    $ 17,374    $ 15,345    $  1,567    $  4,203    $ 28,473    $  7,144    $  6,093    $212,988

  Contributions
    receivables           2,159         345         296          80         168         634           -           -       3,682


Net Assets Available
  for Benefits         $134,948    $ 17,719    $ 15,641    $  1,647    $  4,371    $ 29,107    $  7,144    $  6,093    $216,670

                           DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                                  NOTES TO FINANCIAL STATEMENTS
                                           (continued)


6. Allocation of Plan Income and Changes in Plan Equity by Investment Program


                                                         DECEMBER 31, 1994

                       The Walt     Inst.    US Equity
                        Disney   Short-Inter   Index       US Bond                            Guaranteed
                       Company      Gov't    Commingled     Index                              Interest
                        Common    Portfolio     Pool      Portfolio    Balanced    Magellan    Contract      Loan
                      Stock Fund    Fund        Fund        Fund         Fund        Fund        Fund        Fund       Total

Sources of Net Assets

Investment Income
  Interest             $      -    $      -    $      -    $      -     $          $           $    502    $    406    $    908
  Dividends                 931       1,249           -         139          185      1,235           -           -       3,739
  Realized (loss) gain
   on sale of assets        (86)       (196)         14         (40)         (60)      (180)          -           -        (548)
                            845       1,053          14          99          125      1,055         502         406       4,099

Unrealized appreciation
(depreciation) in
investments              11,163      (1,213)        218        (147)        (443)    (1,699)          -           -       7,879

Contributions
  Participants           14,101       3,642       3,307       1,101        2,665      8,834           -           -      33,650
  Company                 9,036           -           -           -            -          -           -           -       9,036
                         23,137       3,642       3,307       1,101        2,665      8,834           -           -      42,686

Total Sources            35,145       3,482       3,539       1,053        2,347      8,190         502         406      54,664

Payments to participants 11,263       1,982       1,270         138          582      2,391         461         414      18,501
Investment expense            -           -           -           -            -          -           4           -           4
                         11,263       1,982       1,270         138          582      2,391         465         414      18,505

Inter-fund Transfers     (2,703)      2,795        (661)       (144)         987      2,971      (3,936)        691           -

Increase (decrease) in net
  assets for the year    21,179       4,295       1,608         771        2,752      8,770      (3,899)        683      36,159

Net Assets Available for
  Benefits
    Beginning of year   134,948      17,719      15,641       1,647        4,371     29,107       7,144       6,093     216,670
    End of year        $156,127      22,014      17,249       2,418        7,123     37,877       3,245       6,776     252,829

                                    DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                                            NOTES TO FINANCIAL STATEMENTS
                                                    (continued)


6. Allocation of Plan Income and Changes in Plan Equity by Investment Program (continued)

                                                   DECEMBER 31, 1993

                       The Walt     Inst.    US Equity
                        Disney   Short-Inter   Index      US Bond                             Guaranteed
                       Company      Gov't    Commingled     Index                              Interest
                        Common    Portfolio     Pool      Portfolio    Balanced    Magellan    Contract      Loan
                      Stock Fund    Fund        Fund        Fund         Fund        Fund        Fund        Fund       Total

Sources of Net Assets

Investment Income
  Interest             $      5    $      -    $      -    $      -    $       -   $      -   $    871    $    333    $  1,209
  Dividends                 709         829           -          69          232       2,425         -           -       4,264
  Realized (loss) gain
   on sale of assets       (640)         15         110           8           29         266         -           -        (212)
                             74         844         110          77          261       2,691       871         333       5,261

Unrealized appreciation/
(depreciation) in
investments                (172)       (115)      1,195         (14)          (6)      1,820         -           -       2,708

Contributions
  Participants           14,866       4,192       3,271         732        1,256       5,854         -           -      30,171
  Company                 8,402           -           -           -            -           -         -           -       8,402
                         23,268       4,192       3,271         732        1,256       5,854         -           -      38,573

Total Sources            23,170       4,921       4,576         795        1,511      10,365       871         333      46,542

Payments to participants  7,294         753         649          71          111       1,417       639         191      11,125
Investment expense           10           -           -           -            -           6         -                      16
                          7,304         753         649          71          111       1,423       639         191      11,141

Inter-fund Transfers     (4,883)      2,301        (582)        543        2,300       3,227    (5,315)      2,409           -

Increase (decrease) in net
  assets for the year    10,983       6,469       3,345       1,267        3,700      12,169    (5,083)      2,551      35,401

Net Assets Available for
  Benefits
    Beginning of year   123,965      11,250      12,296         380          671      16,938    12,227       3,542     181,269

    End of year        $134,948      17,719      15,641       1,647        4,371      29,107     7,144       6,093     216,670

                 DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                       NOTES TO FINANCIAL STATEMENTS
                               (continued)


7.  Realized Gain (Loss)

Net realized gain (loss) resulting from the sale of fund assets is as follows:

                                                     For the Year Ended
                                                        December 31,
                                                 1994       1993       1992

The Walt Disney Company Common Stock Fund      $  (86)    $  (640)   $ 2,128

Pooled Funds:
  Institutional Short-Intermediate Government
   Portfolio Fund                                (196)         15          2
  U.S. Equity Index Commingled Pool Fund           14         110         13
  U.S. Bond Index Portfolio Fund                  (40)          8          -
  Balanced Fund                                   (60)         29         (1)
  Magellan Fund                                  (180)        266          4
  High Growth Equity Fund                           -           -      4,529
  Equity Index Fund                                 -           -      3,328

Net Realized (Loss) Gain                       $ (548)    $  (212)   $10,003

8.  Income Taxes

The Company has received an Internal Revenue Service determination letter stating that the Plan qualifies under Section 401(a) of the Code and is therefore exempt from Federal income tax under Section 501(a) of the Code. Since the Plan is qualified under Section 401(a) of the Code, under applicable state law it is exempt from state income taxes.



9.  Accumulated Benefits

In accordance with guidance for accounting and disclosure by employee benefit plans, participant distributions payable, including loan distributions approved but not disbursed as of year end, are not presented as a liability in the statement of net assets available for benefits or as benefit payments in the statement of changes in net assets available for benefits. Participant distributions payable and loan distributions approved but not disbursed at December 31, 1994 and 1993 are summarized as follows:

                                                    December 31,
                                                  1994       1993
Terminated participants                         $ 2,151    $   518
Participants' loans                                 271        201

  Total Liabilities                             $ 2,422    $   719

                      DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                                      SCHEDULE I

                       SCHEDULE OF ASSETS HELD FOR INVESTMENT AT
                                   DECEMBER 31, 1994



   SHARES     DESCRIPTION OF INVESTMENTS          COST             VALUE
  3,345,044   The Walt Disney Company       $  108,208,186    $  153,872,004
                Common Stock Fund

  2,362,063   Fidelity Inst. Short-Inter        22,984,557        21,683,742
                Gov't Portfolio Fund

  1,411,996   Fidelity U.S. Equity Index        14,739,453        16,915,709
                Commingled Pool Fund

    231,562   Fidelity U.S. Bond Index           2,476,415         2,308,672
                Portfolio Fund

    556,339   Fidelity Balanced Fund             7,295,243         6,837,407

    554,282   Fidelity Magellan Fund            37,296,563        37,026,041

  3,245,399   Guaranteed Interest Contract       3,245,399         3,245,399
                Fund

              Participant Loans                  7,066,166         7,066,166

                                            $  203,312,382    $  248,955,140

                  DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                                 SCHEDULE V

                  PLAN TRANSACTIONS OR SERIES OF TRANSACTIONS
             IN EXCESS OF 5 PERCENT OF THE CURRENT VALUE OF ASSETS
                      AT THE BEGINNING OF THE PLAN YEAR

                    FOR THE YEAR ENDED DECEMBER 31, 1994







                                                      Selling      Cost of
Description              Number of     Purchase    distribution  assets sold/
of assets              transactions      price        price      distributed     Net gain

The Walt Disney Company
  Common Stock Fund         118       $27,499,879
                             84                    $17,347,515   $11,827,773   $ 5,519,742

Magellan Fund               210        14,511,971
                             97                      4,038,151     4,014,179        23,972

Inst. Short-Inter.
  Gov't Portfolio Fund      199        10,044,099
                            163                      4,291,861     4,126,290       165,571