Form 10-Q
period 1995-06-30
DISNEY WALT CO
filed 1995-08-11
CIK 29082

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549




                               FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1995      Commission File Number 1-4083


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

There were 522,773,816 shares of common stock outstanding as of August 4, 1995.

                     PART I. FINANCIAL INFORMATION
                        THE WALT DISNEY COMPANY
              CONDENSED CONSOLIDATED STATEMENT OF INCOME
            In millions, except per share data (unaudited)

                                       Nine Months         Three Months
                                          Ended                Ended
                                         June 30              June 30
                                     1995      1994        1995      1994
 REVENUES
  Filmed entertainment           $ 4,482.1   $ 3,534.7  $ 1,156.8  $ 1,003.7
  Theme parks and resorts          2,877.2     2,513.6    1,132.1      942.2
  Consumer products                1,629.2     1,308.4      475.1      407.7
                                   8,988.5     7,356.7    2,764.0    2,353.6

 COSTS AND EXPENSES
  Filmed entertainment             3,573.6     2,867.0    1,003.5      836.3
  Theme parks and resorts          2,225.4     1,984.8      829.6      703.9
  Consumer products                1,229.8       977.8      368.6      320.8
                                   7,028.8     5,829.6    2,201.7    1,861.0

 OPERATING INCOME
  Filmed entertainment               908.5       667.7      153.3      167.4
  Theme parks and resorts            651.8       528.8      302.5      238.3
  Consumer products                  399.4       330.6      106.5       86.9
                                   1,959.7     1,527.1      562.3      492.6

 CORPORATE ACTIVITIES
  General and administrative         126.8       120.6       38.7       39.6
    expenses
  Net investment and interest
    expense (income)                 101.3       (17.7)      21.1       (5.1)
                                     228.1       102.9       59.8       34.5

 LOSS FROM INVESTMENT IN
  EURO DISNEY                        (19.6)      (52.8)     (14.4)     (52.8)

 INCOME BEFORE INCOME TAXES        1,712.0     1,371.4      488.1      405.3

  Income taxes                       595.9       486.9      169.9      137.8

 NET INCOME                      $ 1,116.1     $ 884.5    $ 318.2    $ 267.5

 EARNINGS PER SHARE              $    2.11     $  1.62    $  0.60    $  0.49


AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING                         530.2       546.3      531.7     546.1

                        THE WALT DISNEY COMPANY
                 CONDENSED CONSOLIDATED BALANCE SHEET
                              In millions

                                               June 30,       September 30,
                                                 1995             1994
                                              (unaudited)
ASSETS
  Cash and cash equivalents                   $    956.7      $    186.9
  Investments                                    1,457.3         1,323.2
  Receivables                                    1,449.9         1,670.5
  Merchandise inventories                          727.9           668.3
  Film and television costs                      1,974.9         1,596.2
  Theme parks, resorts, and other property,
   net of accumulated depreciation of
   $2,943.7 and $2,627.1                         6,131.9         5,814.5
  Investment in Euro Disney                        559.9           629.9
  Other assets                                   1,122.8           936.8
                                              $ 14,381.3      $ 12,826.3


LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts and taxes payable and other
   accrued liabilities                        $  3,170.3      $  2,742.2
  Borrowings                                     3,362.2         2,936.9
  Unearned royalty and other advances              687.6           699.9
  Deferred income taxes                            787.1           939.0
  Stockholders' equity
   Preferred stock, $.10 par value
     Authorized - 100.0 million shares
     Issued - none
   Common stock, $.025 par value
     Authorized - 1.2 billion shares
     Issued - 573.6 million shares and
      567.0 million shares                       1,165.2           945.3
   Retained earnings                             6,773.7         5,790.3
   Cumulative translation and other
    adjustments                                     38.4            59.1
                                                 7,977.3         6,794.7

  Less treasury shares, at cost -
   51.0 million shares and 42.9
   million shares                                1,603.2         1,286.4
                                                 6,374.1         5,508.3
                                              $ 14,381.3      $ 12,826.3

                        THE WALT DISNEY COMPANY
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        In millions (unaudited)

                                                Nine Months Ended
                                                     June 30
                                                1995           1994
 CASH PROVIDED BY OPERATIONS BEFORE
  INCOME TAXES                               $  3,057.1      $  2,329.8
   Income taxes paid                             (311.3)         (313.7)
                                                2,745.8         2,016.1
 INVESTING ACTIVITIES
   Film and television costs                   (1,373.1)       (1,074.0)
   Investments in theme parks, resorts,
    and other property                           (694.6)         (784.7)
   Purchases of investments                      (893.1)         (675.1)
   Proceeds from sales of investments             830.6           791.4
   Investment in Euro Disney                      144.8
   Other                                          (65.9)           21.7
                                               (2,051.3)       (1,720.7)

 FINANCING ACTIVITIES
   Borrowings                                   1,185.7         1,337.6
   Reduction of borrowings                       (760.4)       (1,172.5)
   Repurchases of common stock                   (348.7)          (58.4)
   Dividends                                     (132.7)         (114.0)
   Other                                          131.4            55.9
                                                   75.3            48.6

 Increase in Cash and Cash Equivalents            769.8           344.0
 Cash and Cash Equivalents, Beginning
  of Period                                       186.9           363.0
 Cash and Cash Equivalents, End of Period     $   956.7       $   707.0


 The difference between Income Before Income Taxes as shown on the Condensed Consolidated Statement of Income and Cash Provided by
 Operations Before Income Taxes is explained as follows:

 INCOME BEFORE INCOME TAXES                    $ 1,712.0      $ 1,371.4

 CHARGES TO INCOME NOT REQUIRING CASH OUTLAYS
  Amortization of film and television costs        994.4          828.0
  Depreciation                                     345.9          289.4
  Euro Disney                                       19.6           52.8
  Other                                             58.3           45.8
 CHANGES IN
  Investments in trading securities                (77.5)
  Receivables                                      220.6          (45.7)
  Merchandise inventories                          (59.6)          15.9
  Other assets                                    (182.0)          22.5
  Accounts payable and other accrued
   liabilities                                      37.7         (161.5)
  Unearned royalty and other advances              (12.3)         (88.8)
                                                 1,345.1          958.4
 CASH PROVIDED BY OPERATIONS BEFORE
  INCOME TAXES                                 $ 3,057.1      $ 2,329.8

 SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                   $101.7         $ 73.0

                        THE WALT DISNEY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except for the $52.8 million charge recorded in the prior year quarter to reflect the Company's participation in the Euro Disney financial re-structuring) considered necessary for a fair presentation have been included. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending September 30, 1995. Certain reclassifications have been made in the 1994 financial statements to conform to the 1995 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994.

2. During July 1995, the Company and Capital Cities/ABC, Inc. ("Cap Cities") entered into an agreement to merge. The merger has been approved by the Board of Directors of each company. Pursuant to the agreement, shareholders of Cap Cities will have the right to receive a combination of common stock and cash valued at approximately $19 billion at the time of announcement. The merger is subject to regulatory review and approval of the shareholders of each company, and is expected to be completed by early 1996.

   Cap Cities owns and operates the ABC Television Network and eight television stations, with plans to purchase two others in August. In addition, Cap Cities owns the ABC Radio Networks and 21 radio stations, owns 80% of ESPN, Inc., and provides programming for cable television. Cap Cities, through joint ventures, is engaged in international broadcast/cable services and television production and distribution. Cap Cities also publishes daily and weekly newspapers, shopping guides, various specialized and business periodicals, and books.

3. Cash dividends per share for the quarters ended June 30, 1995 and 1994 were $.09 and $.075, respectively.

                        THE WALT DISNEY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and nine months ended June 30, 1995 for each line of business, and for the Company as a whole, will not necessarily be indicative of results for the full year. The reader is encouraged to read the Company's 1994 Annual Report on Form 10-K in conjunction with this interim report.

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

RESULTS OF OPERATIONS

For the Quarter and Nine Months Ended June 30, 1995

Filmed Entertainment

Quarter
Revenues increased 15% or $153.1 million to $1.16 billion, driven by growth of $82 million in home video, $23 million in theatrical markets, and $21 million in television. Home video revenues increased primarily due to the current period's strong performances of Pinocchio in international home video, the live-action Jungle Book in domestic home video, and The Lion King in worldwide markets, compared to The Return of Jafar in domestic home video in the prior year. Theatrical revenues increased primarily due to the domestic box office success of Pocahontas, Crimson Tide, and While You Were Sleeping, compared to the prior year performance of The Lion King and When A Man Loves A Woman. Television revenues grew due to the increased availability and popularity of titles.

Operating income was the second highest ever reported for the third quarter, surpassed only by the record prior year quarter, which included the highly successful direct-to-video release of The Return of Jafar. Operating income, which decreased 8% or $14.1 million to $153.3 million, reflected lower results from theatrical markets, primarily due to higher distribution costs related to domestic releases, and the prior year strength of The Lion King. Television results improved for the quarter, while home video results were comparable to the prior year quarter. Overall, costs and expenses, which consist principally of film and television cost amortization, and distribution and selling costs, increased by 20% or $167.2 million.

                        THE WALT DISNEY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Filmed Entertainment (Continued)

Nine Months
Revenues increased 27% or $947.4 million to $4.48 billion, driven by growth of $592 million in home video, $152 million in theatrical markets, and $98 million in television. Home video revenues increased primarily due to the worldwide release of Snow White and the Seven Dwarfs and the domestic release of The Lion King, compared to Aladdin in domestic home video in the prior year. Theatrical revenues increased primarily due to the domestic rerelease and expanded international release of The Lion King and the live-action release of The Santa Clause and Pulp Fiction. Television revenues increased due to increased availability and popularity of titles.

Operating income increased 36% or $240.8 million to $908.5 million, primarily due to growth in home video. Television results also improved for the period, while theatrical results were comparable to the prior year. Costs and expenses increased 25% or $706.6 million, primarily reflecting higher home video marketing and distribution costs due to the worldwide release of Snow White and the Seven Dwarfs and the domestic release of The Lion King, and higher distribution costs related to theatrical releases.

Theme Parks and Resorts

Quarter
Revenues increased 20% or $189.9 million to $1.13 billion, driven by growth of $124 million reflecting higher theme park attendance in Florida and California, and $39 million from an increase in occupied rooms at Florida resorts. Higher theme park attendance reflected increased domestic and international visitation. The increase in occupied rooms reflected the openings of Disney's Wilderness Lodge and All-Star Sports Resort during the third quarter of the prior year and the phased opening of the All-Star Music Resort in the current year.

Operating income increased 27% or $64.2 million to $302.5 million, driven by higher theme park attendance and increased occupied rooms at Florida resorts. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment, and marketing and sales expenses, increased 18% or $125.7 million. The increase was primarily due to expansion of theme park attractions and Florida resorts and increased marketing and sales expenses, partially offset by the impact of ongoing cost reduction initiatives.

                        THE WALT DISNEY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Theme Parks and Resorts (continued)

Nine Months
Revenues increased 14% or $363.6 million to $2.88 billion, driven by growth of $218 million from higher theme park attendance in Florida and California, and $105 million from an increase in occupied rooms at Florida resorts. Higher theme park attendance reflected increased domestic and international visitation. The increase in occupied rooms reflected the openings of Disney's Wilderness Lodge and All-Star Sports Resort in the third quarter of the prior year and the phased opening of the All-Star Music Resort during the current period.

Operating income increased 23% or $123.0 million to $651.8 million, driven by higher theme park attendance and increased occupied rooms at Florida resorts. Costs and expenses increased 12% or $240.6 million, primarily due to expansion of theme park attractions and resorts in Florida and increased marketing and sales expenses, partially offset by the impact of ongoing cost reduction initiatives.

Consumer Products

Quarter
Revenues increased 17% or $67.4 million to $475.1 million, driven by growth of $48 million from the Disney Stores and $14 million from worldwide publishing activities. Revenues from worldwide licensed character merchandise were comparable to the prior year. Full-quarter operations at 85 stores opened during fiscal 1994 generated 44% of Disney Stores' revenue growth; sales from 69 new stores worldwide, 31 of which opened during the quarter, contributed the remaining 56%. Sales were comparable to the prior year quarter at 239 existing stores. Increased publishing revenues resulted primarily from growth in domestic magazines.

Operating income increased 23% or $19.6 million to $106.5 million, reflecting worldwide growth of the Disney Stores and publishing activities. Costs and expenses, which consist principally of costs of goods sold, labor, rent and occupancy, and publicity and promotion, increased 15% or $47.8 million, primarily due to ongoing expansion and revenue growth of the Disney Stores.

                        THE WALT DISNEY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Consumer Products (continued)

Nine Months
Revenues increased 25% or $320.8 million to $1.63 billion, driven by growth of $205 million from the Disney Stores and $83 million from worldwide character merchandise licensing and publications. Full-period operations at 85 stores opened during fiscal 1994 and 11% higher sales at 239 existing stores generated 75% of Disney Stores' revenue growth; sales from 69 new stores worldwide contributed the remaining 25%. Worldwide merchandise licensing and publications growth resulted primarily from increased demand for traditional Disney characters and more recent animated film properties, particularly The Lion King and Pocahontas.

Operating income increased 21% or $68.8 million to $399.4 million, primarily due to growth in the Disney Stores, worldwide character merchandise licensing, and publications, partially offset by higher costs and expenses. Costs and expenses increased 26% or $252.0 million, primarily due to ongoing expansion and revenue growth of the Disney Stores.

Corporate Activities

General and administrative expenses decreased 2% or $0.9 million for the quarter and increased 5.0% or $6.2 million for the nine months, reflecting higher corporate general and administrative expenses for both periods, offset by operating income from Disney Sports Enterprises (The Mighty Ducks of Anaheim) for the quarter. Disney Sports Enterprises had operating losses for the nine months, primarily due to the shortened NHL season.

Net investment and interest expense was $21.1 million and $101.3 million for the quarter and nine months, respectively, primarily reflecting the impact of higher net borrowings, due in part to calendar 1994 common stock repurchases and prior-year Euro Disney funding.

                        THE WALT DISNEY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Investment in Euro Disney

The Company's investment in Euro Disney resulted in losses of $14.4 million and $19.6 million for the quarter and nine months, respectively. Results for the nine-month period include a gain of $55 million from the sale of approximately 75 million shares, or 20% of the Company's investment in Euro Disney, to Prince Alwaleed Bin Talal Bin Abdulaziz Al Saud in the first quarter.

In the third quarter of the prior year, the Company recorded a charge of $52.8 million to reflect its participation in the Euro Disney financial restructuring.

Income Taxes

The effective income tax rate was 34.8% for the quarter and nine months, compared to 34.0% and 35.5% for the prior-year quarter and nine months, respectively.

FINANCIAL CONDITION

For the nine months ended June 30, 1995, cash provided by operations increased 36% or $729.7 million to $2.75 billion, primarily due to increased operating income in each business segment.

Net borrowings (the Company's borrowings less cash and liquid investments) decreased $393 million to $1.3 billion. The decrease was primarily due to payments of existing debt, and an increase in cash and liquid investments, partially offset by the issuance of $400 million of Senior Participating Notes in the second quarter and $300 million of senior, unsecured debt obligations in the first quarter.

During the nine months, the Company invested $1.37 billion to develop and produce film and television properties and $695 million to design and develop new theme park attractions and resort properties.

The Company repurchased 8.9 million shares of common stock for $349 million under its share repurchase program during the first quarter. The Company purchased 13.8 million shares during fiscal 1994, and is authorized to purchase up to an additional 104 million shares under the program.

The Company sold approximately 75 million, or 20%, of its Euro Disney shares to Prince Alwaleed Bin Talal Bin Abdulaziz Al Saud for approximately $145 million in October 1994.

                        THE WALT DISNEY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


During April 1995, the Company increased its unsecured revolving line of bank credit from $525 million to $1 billion.

Also during April 1995, the Company entered into agreements with a shipyard to build two cruise ships for its Disney Cruise Lines. During June 1995, the Company announced its plans to open a fourth theme park at the Walt Disney World Resort in Florida. The new theme park, Disney's Wild Animal Kingdom, is scheduled to open in the spring of 1998. Construction will begin in September 1995.

During July 1995, the Company and Capital Cities/ABC, Inc. ("Cap Cities") entered into an agreement to merge. The merger has been approved by the Board of Directors of each company. Pursuant to the agreement, shareholders of Cap Cities will have the right to receive a combination of common stock and cash valued at approximately
$19 billion at the time of announcement. The merger is subject to regulatory review and approval of the shareholders of each company, and is expected to be completed by early 1996.

The Company's financial condition remains strong. The Company believes that its cash, other liquid assets, operating cash flows, access to equity capital markets and borrowing capacity, taken together, provide [more than] adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects, including the proposed acquisition of Cap Cities.

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











                              THE WALT DISNEY COMPANY
                              (Registrant)





                              By /s/ Stephen F. Bollenbach

                                Stephen F. Bollenbach
                                Senior Executive Vice President and
                                Chief Financial Officer


August 11, 1995
Burbank, California