Form 10-K
period 1995-09-30
DISNEY WALT CO
filed 1995-12-19
CIK 29082

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1995      Commission File Number 1-4083

                       [LOGO OF THE WALT DISNEY COMPANY]


Incorporated in Delaware                     I.R.S. Employer Identification No.
500 South Buena Vista Street,                                95-0684440
Burbank, California 91521
(818) 560-1000

Securities Registered Pursuant to Section 12(b) of the Act:


                                                       Name of Each Exchange
Title of Each Class                                     on Which Registered
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

  As of November 30, 1995, the aggregate market value of registrant's common stock held by non-affiliates (based on the closing price on such date as reported on the New York Stock Exchange-Composite Transactions) was $31.6 billion. All executive officers and directors of registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant's common stock have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

  There were 524,843,804 shares of common stock outstanding as of December 15, 1995.

                                    PART I

ITEM 1. BUSINESS

  The Walt Disney Company, together with its subsidiaries (the "Company"), is a diversified international entertainment company with operations in three business segments: Filmed Entertainment, Theme Parks and Resorts and Consumer Products. Information on revenues, operating income, identifiable assets and supplemental revenue data of the Company's business segments appears in the Consolidated Statement of Income and in Note 13 of Notes to Consolidated Financial Statements included in Item 8 hereof. The Company employs approximately 71,000 people.

  In July 1995, the Company and Capital Cities/ABC, Inc. ("Cap Cities") entered into a reorganization agreement, pursuant to which the Company expects to acquire Cap Cities in a transaction that is expected to be completed in 1996. Information on the business activities of Cap Cities appears in Note 2 of Notes to Consolidated Financial Statements included in Item 8 hereof.

                             FILMED ENTERTAINMENT

  The Company produces and acquires live-action and animated motion pictures for distribution to the theatrical, television and home video markets and produces original television programming for the network and first-run syndication markets. In addition, the Company provides programming for and operates The Disney Channel, a pay television programming service and KCAL-TV, a Los Angeles, California television station. The Company also produces music recordings and live stage plays.

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

THEATRICAL FILMS
  Walt Disney Pictures and Television, a wholly-owned subsidiary of the Company, produces and acquires live-action motion pictures that are distributed under the banners Walt Disney Pictures, Touchstone Pictures, Hollywood Pictures and Caravan Pictures. The Company's Miramax Film Corp. subsidiary distributes films under its own banner. In addition, the Company distributes films produced or acquired by the independent production companies Cinergi Pictures Entertainment, Interscope Communications and Merchant-Ivory Productions. The Company also produces animated motion pictures under the banner Walt Disney Pictures.

  The Company generally seeks to distribute approximately 20 to 30 feature films each year under the Company's various banners, including several live-action family feature films, one to two full-length animated films under the Walt Disney Pictures banner, and between 15 and 25 teenage and adult films under the other motion picture banners. In addition, the Company periodically reissues previously released animated films. As of September 30, 1995, the Company had released 311 full-length live-action features (primarily color), 33 full-length animated color features and approximately 536 cartoon shorts. The Company also expects that Miramax will independently acquire and produce approximately 30 films per year.

  The Company distributes and markets its filmed products through its own distribution and marketing companies in the United States and certain foreign markets.

HOME VIDEO
  The Company directly distributes home video releases from each of its banners in the domestic market. In the international market, the Company distributes both directly and through foreign distribution companies. In addition, the Company acquires and produces original programming for direct-to-video release. As of September 30, 1995, approximately 657 titles, including 203 feature films and 193 cartoon shorts and animated features were available to the domestic marketplace. Approximately 589 titles, including 293 feature films and 296 cartoon shorts and animated features were available to the international home entertainment market.

NETWORK TELEVISION
  The Company's network television operation develops, produces and distributes television programming to network and other broadcasters, under the Buena Vista Television, Touchstone Television and Walt Disney Television labels. Program development is carried out in collaboration with a number of independent writers, producers and creative teams under exclusive development arrangements. Since 1991, the Company has focused on the development, production and distribution of half-hour comedies for network prime-time broadcast, including such series as Home Improvement, Ellen, If Not For You, Boy Meets World and Misery Loves Company. The Company seeks to syndicate in the domestic market those series that produce enough programs to permit syndicated "strip" broadcasting on a five-days-per-week basis.

  The Company licenses television series developed for United States networks in a number of foreign markets, including Germany, Italy, the United Kingdom, France, Spain and Canada.

  Walt Disney Television currently distributes two animated cartoon series for Saturday morning: Aladdin and Timon and Pumbaa. The Company also offers a variety of prime-time specials for exhibition on network television.

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

  The Company also produces first-run animated and live-action syndicated programming. The Disney Afternoon is a two-hour block of cartoons airing five days per week including Aladdin, Gargoyles, Darkwing Duck, Goof Troop and Bonkers. Tale Spin, Duck Tales and Chip'n Dale are also syndicated nationally. Live action programming includes: Live with Regis and Kathie Lee and Danny!, daily talk shows; Siskel & Ebert, a weekly motion picture review program; Disney Presents Bill Nye the Science Guy and Sing Me a Story With Belle, weekly educational programs for children; and Land's End, a weekly action program. Home Improvement, Blossom and Dinosaurs entered syndication in September 1995, joining The Golden Girls and Empty Nest in off-network syndication.

  Certain of the Company's television programs are also syndicated by the Company abroad, including The Disney Club, a weekly series that the Company produces for foreign markets. The Company's television programs are telecast regularly in many countries, including Australia, Brazil,

Canada, China, France, Germany, Italy, Japan, Mexico, Spain and the United Kingdom. The Company teamed with Compagnie Luxembourgeoise de Telediffusion S.
A. to launch Super RTL, a new family-oriented channel in Germany in June 1995.

THE DISNEY CHANNEL
  The Disney Channel, which has approximately 14.5 million subscribers, is the Company's nationwide premium television service. New shows developed for original use by The Disney Channel include dramatic, adventure, comedy and educational series, as well as documentaries and first-run television movies. In addition, entertainment specials include shows originating from both the Walt Disney World destination resort and Disneyland. The balance of the programming consists of products acquired from third parties and products from the Company's theatrical film and television programming library. The Disney Channel premiered in Taiwan in March 1995, with the launch of The Disney Channel (Taiwan), and in Europe in October 1995, with the launch of The Disney Channel UK. The Company is scheduled to begin broadcasting The Disney Channel in Australia in late 1996 and is exploring the development of The Disney Channel in other countries around the world.

KCAL-TV
  The Company operates KCAL-TV, an independent commercial station on VHF channel 9 in the Los Angeles area. Its revenues are derived from the sale of advertising time to local, regional and national advertisers.

WALT DISNEY THEATRICAL PRODUCTIONS
  In 1994, the Company produced a Broadway-style stage musical based on the animated feature film Beauty and the Beast. The stage adaptation is currently playing in three cities in the United States and overseas, and is scheduled to open in additional cities around the world beginning in 1996.

HOLLYWOOD RECORDS
  Hollywood Records seeks to develop and market recordings from new talent across the spectrum of popular music, as well as soundtracks from the Company's live-action motion pictures.

COMPETITIVE POSITION
  The Company's filmed entertainment businesses (including theatrical films, product distributed through the network, syndication and pay television and home video markets and The Disney Channel) compete with all forms of entertainment. The Company also competes to obtain creative talents, story properties, advertiser support, broadcast rights and market share, which are essential to the success of all of the Company's filmed entertainment businesses.

  A significant number of companies produce and/or distribute theatrical and television films, exploit products in the home video market and provide pay television programming service. The Company produces and distributes films designed for family audiences and believes that it is a significant source of such films.

                            THEME PARKS AND RESORTS

  The Company operates the Walt Disney World(R) destination resort in Florida and the Disneyland Park(R) and the Disneyland Hotel in California. The Company earns royalties on revenues generated by the Tokyo Disneyland theme park.

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

  EPCOT - Epcot, which opened in 1982, consists of two major themed areas:
Future World and World Showcase. Future World dramatizes certain historical developments and addresses the challenges facing the world today through major pavilions devoted to high-tech products of the future ("Innoventions"), communication and technological exhibitions ("Spaceship Earth"), and energy, transportation, imagination, life and health, the land and seas. World Showcase presents a community of nations focusing on the culture, traditions and accomplishments of people around the world. World Showcase includes as a central showpiece the American Adventure pavilion, which highlights the history of the American people. Other nations represented are Canada, Mexico, Japan, China, France, the United Kingdom, Germany, Italy, Morocco and Norway. Both areas feature themed rides and attractions, restaurants, refreshment stands and merchandise shops.

  DISNEY-MGM STUDIOS THEME PARK - The Disney-MGM Studios Theme Park, which opened in 1989, consists of a theme park, an animation studio and a production facility. The theme park centers around Hollywood as it was during the 1930's and 1940's and features Disney animators at work and a backstage tour of the production facilities in addition to themed food service and merchandise facilities and other attractions. The production facility consists of three sound stages, merchandise shops and a back lot area and currently hosts both feature film and television productions.

  RESORT FACILITIES - As of September 30, 1995, the Company owned and operated 12 resort hotels and a complex of villas and suites at the Walt Disney World destination resort, with a total of approximately 14,300 rooms. Disney's Boardwalk Resort, a mixed-use resort built around a turn-of-the-century Atlantic boardwalk theme, offering approximately 380 hotel rooms and additional Disney Vacation Club villas, and The Disney Institute, a resort community offering participatory programs and enriching experiences, are expected to open in 1996. In addition, Disney's Fort Wilderness camping and recreational area offers approximately 1,200 campsites and wilderness homes. Several of the resort hotels also contain conference centers and related facilities.

  Recreational activities available at the resort facilities include five championship golf courses, an animal sanctuary, tennis, sailing, water skiing, swimming, horseback riding and a number of noncompetitive sports and leisure time activities. The Company also operates three water parks: Blizzard Beach, River Country and Typhoon Lagoon.

  The Company has also developed a shopping facility known as the Disney Village Marketplace. Pleasure Island, an entertainment center adjacent to Disney Village Marketplace, includes restaurants, night clubs and shopping facilities. Currently under development are Celebration, a 5,000-acre town; Disney Cruise Lines, a cruise vacation line that will include two ships; Disney's Animal Kingdom, a themed wild animal adventure park incorporating live animals in natural habitats; Disney's Coronado Springs Resort, designed to serve the moderately priced hotel/convention market; a sports complex featuring amateur sporting events; and a motor speedway which will host Indianapolis style racing.

The downtown area of Celebration is scheduled to open during 1996, when limited residential lot sales are also expected to begin.

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

DISNEY VACATION CLUB
  In 1995, Disney Vacation Development, Inc., a wholly-owned subsidiary of the Company, completed its 497-unit Disney Vacation Club at the Walt Disney World Resort. In addition, 175 units of the Disney Vacation Club in Vero Beach, Florida opened in October 1995, and a 102-unit Disney Vacation Club on Hilton Head Island, South Carolina, and 377 Disney Vacation Club villas located at Disney's Boardwalk Resort are expected to open in 1996. Each facility is intended to be sold under a vacation ownership plan and operated partially as rental property until the units are completely sold. The Company has also acquired property for a planned resort in Newport Beach, California.

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

                               CONSUMER PRODUCTS

  The Company licenses the name Walt Disney, as well as the Company's characters, visual and literary properties and songs and music, to various consumer manufacturers, retailers, show promoters and publishers throughout the world. The Company also engages in direct retail distribution through The Disney Stores and consumer catalogs, and is a publisher of books, magazines and comics in the United States and Europe. In addition, the Company produces audio products for all markets, as well as film and video products for the educational marketplace. Operating results for the consumer products business are influenced by seasonal consumer purchasing behavior and by the timing of animated theatrical releases.

CHARACTER MERCHANDISE AND PUBLICATIONS LICENSING
  The Company's domestic and foreign licensing activities generate royalties which are usually based on a fixed percentage of the wholesale or retail selling price of the licensee's products. The Company licenses characters based upon both traditional and newly created film properties. Character merchandise categories which have been licensed include apparel, watches, toys, gifts, housewares, stationery, sporting goods and domestic items such as sheets and towels. Publication categories which have been licensed include continuity-series books, book sets, art and picture books, magazines and newspaper comic strips.

  In addition to receiving licensing fees, the Company is actively involved in the development and approval of licensed merchandise and in the conceptualization, development, writing and illustration of licensed publications. The Company continually seeks to create new characters to be used in licensed products.

PUBLISHING
  The Company has book imprints in the United States offering trade books for children (Mouse Works, Disney Press and Hyperion Books for Children) and adults (Hyperion Press). In addition, the Company is a joint venture partner in Disney Hachette Editions, which produces children's books, and Disney Hachette Presse, which produces children's magazines and computer software magazines in France. In Italy and France, the Company publishes comic magazines for children. The Company also publishes the children's magazine Disney Adventures, the general science magazine Discover and the family entertainment and informational magazines FamilyFun and FamilyPC.

THE DISNEY STORES
  The Company markets Disney-related products directly through its retail facilities operated under "The Disney Store" name. These facilities are generally located in leading shopping malls and similar retail complexes. The stores carry a wide variety of Disney merchandise and promote other businesses of the Company. During fiscal 1995, the Company opened 64 new Disney Stores in the United States and Canada, 26 in Europe and 15 in the Asia-Pacific area, bringing the total number to 429 as of September 30, 1995. The Company expects to open additional stores in the future in selected markets throughout the country, as well as in Asia-Pacific, European and Latin American countries.

AUDIO PRODUCTS AND MUSIC PUBLISHING
  The Company produces and distributes compact discs, audiocassettes and records primarily directed at the children's market in the United States and France, consisting primarily of soundtracks for animated films and read-along products, and licenses the creation of similar products throughout the rest of the world. In addition, the Company commissions new music for its motion pictures, television programs and records and exploits the song copyrights created for the Company by licensing others to produce and distribute printed music, records, audiovisual devices and public performances.

  Domestic retail sales of compact discs, audiocassettes, records and related materials are the largest source of revenues, while direct marketing, which utilizes catalogs, coupon packages and television, is a secondary means of distribution for the Company.

OTHER ACTIVITIES
  The Company produces audiovisual materials for the educational market, including videocassettes and film strips. It also licenses the manufacture and sale of posters and other teaching aids. The Company markets and distributes, through various channels, animation cel art and other animation-related artwork.

COMPETITIVE POSITION
  The Company competes in its character merchandising and other licensing, publishing and retail activities with other licensers, publishers and retailers of character, brand and celebrity names. In the record and music publishing business the Company competes with several other companies. Although public information is limited, the Company believes it is the largest worldwide licenser of character-based merchandise and producer/distributor of children's audio products.

                               OTHER OPERATIONS

DISNEY INTERACTIVE
  Disney Interactive, organized during 1995, is a fully integrated software venture focused on product development and marketing of entertainment and educational computer software and video game titles for home and school.

DISNEY SPORTS ENTERPRISES
  Disney Sports Enterprises provides management and development services for the Company's National Hockey League franchise, the Mighty Ducks of Anaheim.

                               DISNEYLAND PARIS

  Disneyland Paris is located on a 4,800-acre site at Marne-la-Vallee, approximately 20 miles east of Paris, France. The project has been developed pursuant to a 1987 master agreement with French governmental authorities by Euro Disney S.C.A., a publicly held French company in which the Company holds a 39% equity interest and which is managed by a subsidiary of the Company. In addition, the Company has licensed various intellectual property rights to Euro Disney for use in connection with the project.

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

  In 1994, the Company, Euro Disney, Euro Disney's principal creditors and Euro Disney's shareholders approved a financial restructuring that included an offering of new shares, to which the Company subscribed 49%, and various other contributions and concessions by and from the Company and Euro Disney's creditors. In connection with the restructuring, the Company agreed to waive its royalties and base management fees through September 30, 1998. (See Note 3 of Notes to Consolidated Financial Statements and Management's Discussion and Analysis on page 12 for further information.)

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

                                                                   Sales Price
                                                                 ---------------
                                                                  High     Low
                                                                 ------- -------
        1995
       1st Quarter.............................................. $46 7/8 $37 3/4
       2nd Quarter..............................................  56 1/4  45
       3rd Quarter..............................................  60      52 7/8
       4th Quarter..............................................  62 3/4  50 1/2
        1994
       1st Quarter.............................................. $45 3/8 $37 1/8
       2nd Quarter..............................................  48 5/8  40 7/8
       3rd Quarter..............................................  45 1/8  39 5/8
       4th Quarter..............................................  44 1/4  38 3/4

  The Company declared one quarterly dividend of $.075 per share and three quarterly dividends of $.09 per share in 1995, and in 1994, declared one quarterly dividend of $.0625 per share and three quarterly dividends of $.075.

  As of September 30, 1995, the approximate number of record holders of the Company's common stock was 507,960.

ITEM 6. SELECTED FINANCIAL DATA

(In millions, except per share data)

                            1995       1994       1993*      1992       1991
                          ---------  ---------  ---------  ---------  ---------
Statement of Income
 Revenues                 $12,112.1  $10,055.1  $ 8,529.2  $ 7,504.0  $ 6,112.0
 Operating income           2,445.7    1,965.7    1,724.5    1,435.3    1,094.5
 Income before cumulative
  effect of accounting
  changes                   1,380.1    1,110.4      671.3      816.7      636.6
 Cumulative effect of
  accounting changes                               (371.5)
 Net income                 1,380.1    1,110.4      299.8      816.7      636.6
Per Share
 Earnings before
  cumulative effect of
  accounting changes      $    2.60  $    2.04  $    1.23  $    1.52  $    1.20
 Cumulative effect of
  accounting changes                                 (.68)
 Earnings                      2.60       2.04        .55       1.52       1.20
 Cash dividends                 .35        .29        .24        .20        .17
Balance Sheet
 Total assets             $14,605.8  $12,826.3  $11,751.1  $10,861.7  $ 9,428.5
 Borrowings                 2,984.3    2,936.9    2,385.8    2,222.4    2,213.8
 Stockholders' equity       6,650.8    5,508.3    5,030.5    4,704.6    3,871.3
Statement of Cash Flows
 Cash flow from
  operations              $ 3,510.1  $ 2,807.3  $ 2,145.2  $ 1,838.1  $ 1,496.7
 Investing activities      (2,288.4)  (2,886.7)  (2,659.7)  (1,923.7)  (1,726.3)
 Financing activities        (332.1)     (96.7)     112.7      (35.7)     295.9

* See Notes 1, 7, 8, and 12 of Notes to Consolidated Financial Statements for description of accounting changes effective October 1, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1995 VS. 1994
  Revenues increased 20% or $2.06 billion to a record $12.11 billion in 1995, reflecting growth in Filmed Entertainment, Theme Parks and Resorts and Consumer Products revenues of $1.21 billion, $496.2 million, and $352.6 million, respectively. Revenues of $2.80 billion from foreign operations in all business segments increased 19% or $443.6 million in 1995 and represented 23% of total revenues.
  Operating income rose 24% or $480.0 million to a record $2.45 billion in 1995, driven by increases in Filmed Entertainment, Theme Parks and Resorts and Consumer Products operating income of $218.3 million, $176.7 million and $85.0 million, respectively. Net income increased 24% to a record $1.38 billion and earnings per share increased 27% to a record $2.60 from $1.11 billion and $2.04, respectively.

1994 VS. 1993
  Revenues increased 18% or $1.53 billion to a record $10.06 billion in 1994, driven by growth in Filmed Entertainment and Consumer Products revenues of $1.12 billion and $383.1 million, respectively. Revenues of $2.36 billion from foreign operations in all business segments increased 30% or $539.1 million in 1994 and represented 23% of total revenues, an increase of two percentage points over 1993.
  Operating income rose 14% or $241.2 million to a record $1.97 billion in 1994, driven by increases in Filmed Entertainment and Consumer Products operating income of $233.9 million and $70.1 million, respectively, partially offset by Theme Parks and Resorts results, which declined $62.8 million. Net income increased 65% to a record $1.11 billion and earnings per share increased 66% to a record $2.04 from $671.3 million and $1.23, respectively, before the cumulative effect of accounting changes in 1993. Excluding Euro Disney reserves, which negatively impacted 1993 results, net income and earnings per share grew 25%.

FILMED ENTERTAINMENT

1995 VS. 1994
  Revenues increased 25% or $1.21 billion to $6.00 billion in 1995, driven by growth of $605 million in worldwide home video revenues, $340 million in television revenues and $106 million in worldwide theatrical revenues. Home video revenues increased primarily due to the domestic and initial international release of The Lion King and the worldwide release of Snow White and the Seven Dwarfs, compared to the worldwide release of Aladdin, the domestic release of The Fox and the Hound and the international release of The Jungle Book in the prior year. Television revenues grew primarily due to the release of Home Improvement in syndication and increased availability and success of titles in pay television. Theatrical revenues increased primarily due to the domestic rerelease and expanded international release of The Lion King, the domestic release of Pocahontas and the domestic release of the live-action titles The Santa Clause, While You Were Sleeping and Pulp Fiction.
  Operating income increased 25% or $218.3 million to $1.07 billion in 1995, primarily due to growth in worldwide home video and television. Costs and expenses increased 25% or $989.9 million, principally due to higher home video marketing and distribution costs reflecting the worldwide release of Snow White and the Seven Dwarfs and the domestic release of The Lion King, higher distribution costs related to theatrical releases and costs associated with the syndication of Home Improvement.

1994 VS. 1993
  Revenues increased 30% or $1.12 billion to $4.79 billion in 1994, driven by growth of $731 million in worldwide home video revenues, $224 million in worldwide theatrical revenues and $99 million in television revenues. Domestic home video revenues were driven by Aladdin, The Fox and the Hound and

The Return of Jafar compared to Beauty and the Beast and Pinocchio in 1993, while international home video revenues were driven by The Jungle Book, Aladdin and Bambi compared to Beauty and the Beast and Cinderella in the prior year. Theatrical revenues increased due to the worldwide release of The Lion King, except for Europe, Aladdin in Europe and continued expansion of theatrical productions, including full-year operations of Miramax, which was acquired in June 1993. Television revenues grew due to increased title availabilities worldwide.
  Operating income increased 38% or $233.9 million to $856.1 million in 1994, driven by growth in worldwide home video activity and television, partially offset by lower worldwide theatrical operating income, reflecting lower results per film in 1994. Theatrical results in 1993 were driven by the worldwide release of Aladdin except for Europe, and international releases of Beauty and the Beast, Sister Act and The Jungle Book, compared to the 1994 release of The Lion King, the European release of Aladdin, and the international release of Cool Runnings. Costs and expenses increased 29% or $886.0 million, principally due to higher film cost amortization and increased distribution and selling costs, resulting from increased home video and theatrical activities.

THEME PARKS AND RESORTS

1995 VS. 1994
  Revenues increased 14% or $496.2 million to $3.96 billion, driven by growth of $288 million from higher theme park attendance in Florida and California and $127 million from an increase in occupied rooms at Florida resorts. Higher theme park attendance reflected increased domestic and international tourist visitation. The increase in occupied rooms reflected the openings of Disney's Wilderness Lodge and Disney's All-Star Sports Resort in the third quarter of 1994 and the phased opening of Disney's All-Star Music Resort during 1995.
  Operating income increased 26% or $176.7 million to $860.8 million in 1995, driven by higher theme park attendance and increased occupied rooms at Florida resorts. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sales expenses, increased 11% or $319.5 million, primarily due to expansion of theme park attractions and Florida resorts and increased marketing and sales expenses, partially offset by the impact of ongoing cost reduction initiatives.

1994 VS. 1993
  Revenues of $3.46 billion in 1994 were substantially unchanged from the prior year, as growth of $86 million reflecting higher guest spending at Florida theme parks and resorts and $47 million from an increase in occupied rooms at Florida resorts offset the $114 million impact of lower attendance at Florida and California theme parks. Guest spending rose, primarily due to expanded product offerings and certain price increases, while the increase in occupied rooms reflected the third quarter openings of Disney's Wilderness Lodge and Disney's All-Star Sports Resort and expansion at the Disney Vacation Club. Lower attendance was driven by reduced international tourism.
  Operating income decreased 8% or $62.8 million to $684.1 million in 1994, reflecting the impact of reduced revenues from lower theme park attendance. Costs and expenses increased 3% or $85.7 million, primarily due to expansion of theme park attractions and resorts in Florida and a charge recorded in the fourth quarter to write off certain development costs associated with Disney's America, as a result of the Company's decision to seek a new site for the theme park.

CONSUMER PRODUCTS

1995 VS. 1994
  Revenues increased 20% or $352.6 million to $2.15 billion in 1995, driven by growth of $237 million from the Disney Stores and $67 million from worldwide character merchandise licensing. In 1995, 105 new Disney Stores opened, bringing the total number of stores to 429. Comparable store sales grew 4% and sales at new stores contributed $94 million of sales growth. Worldwide merchandise licensing growth was generated by increased demand for traditional Disney characters and recent animated film properties, principally The Lion King and Pocahontas.

  Operating income increased 20% or $85.0 million to $510.5 million in 1995, primarily due to growth in worldwide character merchandise licensing and the Disney Stores. Costs and expenses, which consist principally of costs of goods sold, labor and publicity and promotion, increased 19% or $267.6 million, primarily due to ongoing expansion and revenue growth of the Disney Stores.

1994 VS. 1993
  Revenues increased 27% or $383.1 million to $1.80 billion in 1994, driven by growth of $166 million from the Disney Stores, $109 million from worldwide character merchandise licensing and $87 million from publications, catalogs and records and audio entertainment. In 1994, 85 new Disney Stores opened, bringing the total number of stores to 324. Comparable store sales grew 7% and sales at new stores contributed $70 million of sales growth. Worldwide merchandise licensing growth was generated by increased demand for traditional Disney characters and new animated film properties, including Aladdin and The Lion King.
  Operating income increased 20% or $70.1 million to $425.5 million in 1994, primarily due to the worldwide success of character merchandise licensing and expansion of the Disney Stores, partially offset by higher costs and expenses. Costs and expenses increased 30% or $313.0 million, primarily reflecting expansion and revenue growth of the Disney Stores and higher expenses in catalog businesses.

CORPORATE ACTIVITIES
GENERAL AND ADMINISTRATIVE EXPENSES

1995 VS. 1994
  General and administrative expenses increased 13% or $21.4 million to $183.6 million in 1995, reflecting higher corporate general and administrative expenses and losses from Disney Sports Enterprises (The Mighty Ducks of Anaheim) due to the shortened NHL season.

1994 VS. 1993
  General and administrative expenses decreased 1% or $2.0 million to $162.2 million in 1994, reflecting operating income from Disney Sports Enterprises and lower losses incurred by Hollywood Records, partially offset by higher corporate general and administrative expenses incurred to support growth in the Company's operations and performance-related incentive programs.

INVESTMENT AND INTEREST INCOME AND INTEREST EXPENSE

1995 VS. 1994
  Total investment and interest income decreased 48% or $61.9 million to $68.0 million in 1995. The decrease reflected both lower average investment balances and yields.
  Interest expense increased 49% or $58.4 million to $178.3 million in 1995, primarily reflecting the impact of higher borrowings, due in part to calendar 1994 common stock repurchases and prior-year Euro Disney funding.

1994 VS. 1993
  Total investment and interest income decreased 30% or $56.2 million to $129.9 million in 1994. The decrease reflected both lower average investment balances and yields.
  Interest expense decreased 24% or $37.8 million to $119.9 million in 1994, primarily due to the 1993 write-off of unamortized issuance costs related to subordinated notes redeemed by the Company and increased capitalized interest, resulting from higher capital expenditures in the current year.

INVESTMENT IN EURO DISNEY

1995 VS. 1994
  The Company's investment in Euro Disney resulted in a loss of $35.1 million in 1995, compared to a loss of $110.4 million in 1994. Results for 1995 include a gain of $55 million from the sale of approximately 75 million shares, or 20% of the Company's investment in Euro Disney, to Prince Alwaleed Bin Talal Bin Abdulaziz Al Saud in the first quarter. The Company currently holds an ownership interest in Euro Disney of approximately 39% and has agreed, under certain conditions, to maintain ownership of at least 34% of the outstanding common stock of Euro Disney until June 1999, at least 25% for the subsequent five years and at least 16.67% for an additional term thereafter. The prior-year loss consisted of a $52.8 million third-quarter charge reflecting the Company's participation in the Euro Disney financial restructuring, and the Company's equity share of Euro Disney's post-restructuring operating results.

1994 VS. 1993
  The Company's investment in Euro Disney resulted in a loss of $110.4 million in 1994. The loss consisted of a $52.8 million charge recognized in the third quarter as a result of the Company's participation in the Euro Disney financial restructuring and the Company's equity share of fourth quarter operating results. The prior year loss reflected the Company's equity share of Euro Disney's operating results and a $350.0 million charge to fully reserve receivables from and a funding commitment to Euro Disney, partially offset by royalties and gain amortization related to the investment.
  During the third quarter of 1994, the Company entered into agreements with Euro Disney and lenders participating in the restructuring (the "Lenders"), to provide certain debt, equity and lease financing to Euro Disney.
  Under the restructuring agreements, which specified amounts denominated in French francs, the Company increased its equity investment in Euro Disney by subscribing for 49% of a $1.1 billion rights offering of new shares; provided long-term lease financing at a 1% interest rate for approximately $255 million of theme park assets; and subscribed for securities reimbursable in shares with a face value of approximately $180 million and a 1% coupon. In addition, the Company canceled fully-reserved receivables from Euro Disney of approximately $210 million, waived royalties and base management fees for a period of five years and reduced such amounts for specified periods thereafter, and modified the method by which management incentive fees will be calculated.
  Additionally, the Company agreed to arrange for the provision of a 10-year unsecured standby credit facility of approximately $210 million, upon request, bearing interest at PIBOR. As of September 30, 1995, Euro Disney had not requested the Company to establish this facility.
  As part of the overall restructuring, the Lenders served as underwriters for 51% of the Euro Disney rights offering, forgave certain interest charges for the period from April 1, 1994 to September 30, 2003, having a present value of approximately $300 million, and deferred all principal payments until three years later than originally scheduled.
  In connection with the restructuring, Euro Disney Associes S.N.C. ("Disney SNC"), an indirect wholly-owned affiliate of the Company, entered into a lease arrangement with a noncancelable term of 12 years (the "Lease") related to substantially all of the Disneyland Paris theme park assets, and then entered into a 12-year sublease agreement (the "Sublease") with Euro Disney. Remaining lease rentals at September 30, 1995 of approximately FF 10 billion ($2 billion) receivable from Euro Disney under the Sublease approximate the amounts payable by Disney SNC under the Lease. At the conclusion of the Sublease term, Euro Disney will have the option to assume Disney SNC's rights and obligations under the Lease. If Euro Disney does not exercise its option, Disney SNC may purchase the assets, continue to lease the assets or elect to terminate the Lease, in which case Disney SNC would make a termination payment to the lessor equal to 75% of the lessor's then outstanding debt related to the theme park assets, estimated to be $1.5 billion; Disney SNC could then sell or lease the assets on behalf of the lessor to satisfy the remaining debt, with any excess proceeds payable to Disney SNC.

LIQUIDITY AND CAPITAL RESOURCES

  The Company generates significant cash from operations and has substantial borrowing capacity to meet its operating and discretionary cash requirements.
  Cash provided by operations increased 25% or $702.8 million to $3.51 billion in 1995, primarily due to increased operating income in each business segment.
  Net borrowings (the Company's borrowings less cash and liquid investments) decreased $327 million to $1.4 billion. The decrease was primarily due to payments of existing debt and an increase in cash and liquid investments, partially offset by the issuance of $400 million of senior participating notes in the second quarter and $300 million of senior, unsecured debt obligations in the first quarter.
  In 1995, the Company invested $1.89 billion to develop and produce film and television properties and $896.5 million to design and develop new theme park attractions and resort properties, including Disney's Animal Kingdom, Disney Cruise Lines, the Blizzard Beach water park, Disney's BoardWalk and the town of Celebration.
  Pursuant to agreements executed in connection with the 1994 Euro Disney financial restructuring, the Company sold approximately 75 million, or 20%, of its Euro Disney shares to Prince Alwaleed Bin Talal Bin Abdulaziz Al Saud for approximately $145 million in 1995.
  The Company repurchased 8.9 million shares of its common stock for approximately $349 million in 1995. Under its share repurchase program, the Company is authorized to purchase up to an additional 104 million shares. The Company evaluates share repurchase decisions on an ongoing basis, taking into account borrowing capacity, management's target capital structure, and other investment opportunities. The Company also used $180 million to fund dividend payments during the year.
  The Company currently maintains significant borrowing capacity to take advantage of growth and investment opportunities. The Company focuses on net borrowings, which take into account its cash and investment balances, when monitoring borrowing capacity. The Company's borrowing capacity includes credit facilities which are available for general corporate purposes and to support commercial paper issuance.
  The Company's financial condition remains strong. The Company believes that its cash, other liquid assets, operating cash flows, access to equity capital markets and borrowing capacity taken together provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. Expansion of existing businesses includes continued film and television production, design and development of theme park attractions and resort properties and expansion of the Disney Stores worldwide. Theme park and resort projects currently under development include Disney's Animal Kingdom, the town of Celebration, Disney Cruise Lines, the Coronado Springs Resort and Disney's BoardWalk. In addition, the Company continually evaluates discretionary investments in new projects which complement its existing businesses.
  In July 1995, the Company and Capital Cities/ABC, Inc. ("Cap Cities") entered into a reorganization agreement, pursuant to which the Company expects to acquire Cap Cities in a transaction that will be accounted for as a purchase. (See Note 2 of Notes to Consolidated Financial Statements.) The transaction has been approved by the Board of Directors of each company, and is subject to regulatory review and approval by each company's stockholders. Pursuant to the reorganization agreement, stockholders of Cap Cities will have the right to receive a combination of common stock and cash. The relative proportions of common stock and cash consideration payable to Cap Cities stockholders are dependent upon certain elections to be made by Cap Cities stockholders and other conditions as defined in the reorganization agreement. The acquisition cost is estimated to be $19 billion as of the date the transaction was announced. The transaction is expected to be completed by early 1996.
  In October 1995, the Company established bank facilities totaling $12 billion to support the issuance of commercial paper. The Company intends to initially fund the cash portion of the Cap Cities purchase consideration through the issuance of commercial paper and the use of existing cash and investments. The Company may subsequently replace the commercial paper with longer-term financing. In accordance with this objective, the Company has filed a shelf registration statement permitting the issuance from time to time of up to $5 billion of debt and preferred equity securities.

  Upon consummation of the Cap Cities acquisition, the Company's debt and equity capitalization will change significantly from the issuance of new borrowings and Company common stock. The Company continues to believe that it will have adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects.

RISK MANAGEMENT STRATEGIES
  The Company employs a variety of on- and off-balance-sheet financial instruments to manage its business and financial market risks.
  During 1995 and 1994, the Company raised $400 million and $475 million, respectively, from the issuance of senior participating notes. The notes, due 2000 with a minimum yield of 2.0% and due 2001 with a minimum yield of 4.2%, respectively, provide that a portion of the interest paid is contingent upon the performance of a portfolio of live-action films released under the Company's various film labels. In the future, the Company will continue to seek partners that will share the risks and rewards of its live-action film business.
  The Company's foreign currency revenues continue to grow and management believes it is prudent to reduce the risk associated with fluctuations in the value of the U.S. dollar in the foreign exchange markets. The Company uses foreign currency forward and option contracts to reduce the impact of changes in the value of its existing foreign currency assets and liabilities, commitments and anticipated foreign currency revenues denominated in Japanese yen, French francs, German marks, British pounds, and other currencies. The primary focus of the Company's foreign exchange risk management program is to reduce earnings volatility. By policy, the Company maintains hedge coverages between minimum and maximum percentages of its anticipated foreign exchange exposures for each of the next five years.
  The Company is exposed to interest rate risk related to its investments and borrowings. The Company monitors the net interest rate sensitivity of its portfolio of investments and borrowings and uses interest rate and cross-currency swaps, exchange-traded futures and forward and option contracts to manage the net interest exposure and to lower overall borrowing costs. In addition, in anticipation of additional borrowings to finance its proposed acquisition of Cap Cities, the Company has entered into forward-starting interest rate swaps to manage the interest rate risk associated with such borrowings. The Company's objective is to manage the impact of interest rate changes on earnings and on the market value of its investments and borrowings. The Company does not expect interest rate movements to significantly affect its liquidity in the foreseeable future. For 1995 and 1994, a 1% increase or decrease in interest rates would not have had a material impact on the Company's liquidity or operating results.
  The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its off-balance-sheet financial instruments, and does not anticipate failure to perform by such institutions. The Company enters into off-balance-sheet transactions only with financial institution counterparties which have a credit rating of single A- or better. The Company's current policy in agreements with financial institution counterparties is generally to require collateral in the event credit ratings fall below single A-. With respect to certain contracts, the Company has the right to offset amounts payable to the counterparties to the extent of amounts receivable, further reducing the risk associated with counterparty nonperformance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Index to Financial Statements and Supplemental Data on page 31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS
  The Board of Directors of the Company is divided into three classes, as nearly equal in number as possible. Each class serves three years, with the terms of office of the respective classes expiring in successive years. The following table sets forth information as to the persons who served as directors of the Company during the 1995 fiscal year.

      Name and Year First Became
         A Director of Disney       Age            Business Experience
      --------------------------    ---            -------------------
CLASS I DIRECTORS (ELECTED 1994)
Stephen F. Bollenbach               53    Senior Executive Vice President and
 (1995)                                   Chief Financial Officer of Disney
                                          since May 1, 1995. Mr. Bollenbach
                                          served as Chief Executive Officer and
                                          President of Host Marriott
                                          Corporation from October 1993 until
                                          he joined Disney. From March 1992
                                          until October 1993, he served as the
                                          Chief Financial Officer of Marriott
                                          Corporation. During the two years
                                          prior to joining Marriott
                                          Corporation, Mr. Bollenbach was the
                                          Chief Financial Officer of The Trump
                                          Group. He served as Senior Vice
                                          President and Chief Financial
                                          Officer, as well as a member of the
                                          Board of Directors, of Holiday
                                          Corporation/Promus Companies prior
                                          thereto. In addition, Mr. Bollenbach
                                          is a member of the Board of Directors
                                          of America West Airlines, Inc.

 Michael D. Eisner                   53   Chairman of the Board and Chief
  (1984)                                  Executive Officer of Disney. Prior to
                                          joining Disney in September 1984,
                                          Mr. Eisner was President and Chief
                                          Operating Officer of Paramount
                                          Pictures Corp., which was then a
                                          wholly owned subsidiary of
                                          Gulf+Western Industries, Inc. Prior
                                          to joining Paramount in 1976, Mr.
                                          Eisner was Senior Vice President,
                                          Prime Time Programming, for ABC
                                          Entertainment, a division of the
                                          American Broadcasting Company, Inc.,
                                          with responsibility for the
                                          development and supervision of all
                                          prime-time series programming,
                                          limited series movies made for
                                          television and the acquisition of
                                          talent.

 Stanley P. Gold                     53   For more than the past five years,
  (1987) (also June 1984-                 Mr. Gold has served as President and
  September 1984)                         Chief Executive Officer of Shamrock
                                          Holdings, Inc. which, through its
                                          subsidiaries, is engaged in real
                                          estate development and the making of
                                          investments. Since January 1, 1990,
                                          Mr. Gold has been President of
                                          Trefoil Investors, Inc., the general
                                          partner of Trefoil Capital Investors,
                                          L.P., an investment partnership, as
                                          well as President of Shamrock Capital
                                          Advisors, Inc., which acts as manager
                                          of the partnership. Mr. Gold is also
                                          Chairman of the Board of Directors of
                                          L.A. Gear, Inc., a manufacturer and
                                          distributor of athletic and casual
                                          footwear.

      Name and Year First Became
         A Director of Disney       Age            Business Experience
      --------------------------    ---            -------------------
 Irwin E. Russell                    69   Attorney engaged in private practice
  (1987)                                  specializing in the entertainment
                                          industry. From 1989 to 1992 he served
                                          of counsel to the law firm of Rudin,
                                          Appel & Rosenfeld. From 1980 through
                                          September 1986, he was senior partner
                                          in the law firm of Russell &
                                          Glickman. From 1971 to 1976, Mr.
                                          Russell was Executive Vice President,
                                          Treasurer and Director of The Wolper
                                          Organization, Inc., a film production
                                          company. Mr. Russell serves as an ad
                                          hoc arbitrator for the Federal
                                          Mediation and Conciliation Service
                                          and the American Arbitration
                                          Association.

 Raymond L. Watson                   68   Chairman of the Executive Committee
  (1974)                                  of Disney's Board of Directors since
                                          September 1984 and served as Chairman
                                          of the Board of Disney from May 1983
                                          to September 1984. Since September
                                          1986, Mr. Watson has been Vice
                                          Chairman of the Board of The Irvine
                                          Company, a land development company.
                                          From 1985 to 1986, he was Regents
                                          Professor in the Graduate School of
                                          Management at the University of
                                          California, Irvine. Mr. Watson is also
                                          a member of the Boards of Directors of
                                          Pacific Mutual Life Insurance Company;
                                          Mitchell Energy & Development Co., a
                                          company engaged in oil and gas
                                          exploration, production, distribution
                                          and land development; and Tejon Ranch
                                          Company.

 CLASS II DIRECTORS (ELECTED 1995)
 Sanford M. Litvack                  59   Senior Executive Vice President and
  (1995)                                  Chief of Corporate Operations of
                                          Disney since August 1994. From April
                                          1991 through November 1991,
                                          Mr. Litvack served as Senior Vice
                                          President-General Counsel of Disney.
                                          From June 1992 through August 1994,
                                          he served as Executive Vice
                                          President-Law and Human Resources of
                                          Disney. Mr. Litvack was previously a
                                          member of the executive committee and
                                          chairman of the litigation department
                                          of the law firm of Dewey Ballantine,
                                          of which he was a partner from
                                          January 1987 until April 1991.

 Richard A. Nunis                    63   Chairman of Walt Disney Attractions,
  (1981)                                  a principal business of Disney
                                          encompassing Disney's theme parks and
                                          resorts, and a senior executive of
                                          Disney or a subsidiary thereof for
                                          more than the past five years. He is
                                          also a member of the Boards of
                                          Directors of Sun Banks, N.A. and
                                          Florida Progress Corporation, a
                                          diversified holding company whose
                                          interests include an electric
                                          utility. Mr. Nunis is a member of the
                                          Travel and Tourism Advisory Board of
                                          the U.S. Department of Commerce and a
                                          director or trustee of several
                                          educational, civic and charitable
                                          organizations, including the
                                          University of Central Florida.

      Name and Year First Became
         A Director of Disney       Age            Business Experience
      --------------------------    ---            -------------------
 Sidney Poitier                      68   Actor, director, writer and the Chief
  (1994)                                  Executive Officer of Verdon-Cedric
                                          Productions, a film production
                                          company, and a member of the Boards
                                          of Directors of SpectraVision, Inc.,
                                          a designer and operator of closed-
                                          circuit television movie viewing
                                          systems, and Sarah Lawrence College.
                                          Mr. Poitier has won many awards,
                                          including the Academy Award for Best
                                          Actor and the American Film
                                          Institute's Lifetime Achievement
                                          Award. He belongs to numerous civic
                                          organizations, including the
                                          Children's Defense Fund, the NAACP
                                          League Defense and Education Fund and
                                          the Natural Resources Defense
                                          Council.

 Robert A.M. Stern                   56   Practicing architect, teacher and
  (1992)                                  writer. He is Senior Partner of
                                          Robert A.M. Stern Architects of New
                                          York, which he founded, and a Fellow
                                          of the American Institute of
                                          Architects. Mr. Stern is also a
                                          professor at the Graduate School of
                                          Architecture, Planning and
                                          Preservation at Columbia University
                                          in New York, where he is Director of
                                          the Historic Preservation Program.
                                          Mr. Stern was the architect of the
                                          Yacht and Beach Club hotels and the
                                          Casting Center at the Walt Disney
                                          World Resort and the Newport Bay Club
                                          and the Cheyenne Hotel at Disneyland
                                          Paris. He is also the architect of
                                          Disney's Boardwalk Hotel at the Walt
                                          Disney World Resort and the Feature
                                          Animation Building at Disney's
                                          headquarters in Burbank, California.

 E. Cardon Walker                    78   Senior executive of Disney for more
  (1960)                                  than 25 years until 1984, serving as
                                          President from 1971 to 1977 and
                                          Chairman of the Board and Chief
                                          Executive Officer from 1980 to 1983.
                                          From 1984 through 1989, he provided
                                          consulting and other services to
                                          Disney.

 CLASS III DIRECTORS (ELECTED 1993)
 Reveta F. Bowers                    47   Head of School for the Center for
  (1993)                                  Early Education, an independent
                                          school for pre-school through sixth
                                          grade located in Los Angeles, since
                                          1976, Mrs. Bowers is a member of the
                                          Board of Directors of several non-
                                          profit educational organizations,
                                          including the National Association of
                                          Independent Schools and Educational
                                          Records Bureau, Inc. She is also a
                                          trustee of Harvard-Westlake School, an
                                          independent high school located in Los
                                          Angeles.

 Roy E. Disney                       65   Vice Chairman of the Board of
  (June 1984)                             Directors of Disney since 1984, and
  (1967-March 1984)                       since November 1985 head of Disney's
                                          animation department. In addition,
                                          Mr. Disney is Chairman of the Board
                                          of Shamrock Holdings, Inc. Mr. Disney
                                          is a nephew of the late Walt Disney.

      Name and Year First Became
         A Director of Disney       Age            Business Experience
      --------------------------    ---            -------------------
 Ignacio E. Lozano, Jr.              68   Chairman and Editor-in Chief of
  (1981)                                  Lozano Enterprises, which publishes
                                          La Opinion, the largest Spanish-
                                          language newspaper in the Los Angeles
                                          metropolitan area. Mr. Lozano was
                                          Publisher and Editor of La Opinion
                                          from 1953 to 1986, except for the
                                          period from 1976 through 1977 when he
                                          was the United States Ambassador to
                                          El Salvador. Mr. Lozano is a member of
                                          the Boards of Directors of Bank
                                          America Corporation, a bank holding
                                          company; Bank of America N.T. & S.A.;
                                          Pacific Enterprises, a holding company
                                          with interests in a natural gas public
                                          utility; Pacific Mutual Life Insurance
                                          Company; and a number of public
                                          service and charitable organizations.

 George J. Mitchell                  62   Special Counsel to the law firm of
  (1995)                                  Verner, Liipfert, Bernhard, McPherson
                                          and Hand in Washington, D.C. Mr.
                                          Mitchell served as a United States
                                          Senator for fifteen years commencing
                                          in 1980, the last six years of which
                                          he was the Senate Majority Leader.
                                          Mr. Mitchell is a member of the
                                          Boards of Directors of UNUM
                                          Corporation, Federal Express Corp.
                                          and Xerox Corporation. He also serves
                                          as a special advisor to the President
                                          and the Secretary of State on United
                                          States investment and trade
                                          opportunities in Ireland.

 Gary L. Wilson                      55   Co-Chairman of the Board of Northwest
  (1985)                                  Airlines Corporation. From July 1985
                                          through December 1989, he was
                                          Executive Vice President and Chief
                                          Financial Officer of Disney. Prior to
                                          joining Disney, Mr. Wilson was
                                          Executive Vice President and Chief
                                          Financial Officer of Marriott
                                          Corporation, a diversified company
                                          involved in lodging, food service and
                                          related businesses.

EXECUTIVE OFFICERS OF THE COMPANY
  The executive officers of the Company are elected each year at the organizational meeting of the Board of Directors which follows the annual meeting of the stockholders and at such other meetings as appropriate. Each of the executive officers has been employed by the Company in the position or positions indicated in the list and pertinent notes below. Messrs. Eisner, Disney and Murphy have been employed by the Company as executive officers for more than five years.

  At September 30, 1995, the executive officers were as follows:

                                                                                Executive
                                                                                 Officer
        Name           Age                        Title                           Since
---------------------  --- ---------------------------------------------------- ---------
Michael D. Eisner       53 Chairman of the Board, Chief Executive Officer         1984
                            and President /1/
Roy E. Disney           65 Vice Chairman of the Board                             1984
Stephen F. Bollenbach   53 Senior Executive Vice President and Chief              1995
                            Financial Officer
Sanford M. Litvack      59 Senior Executive Vice President and Chief of           1991
                            Corporate Operations
John F. Cooke           53 Executive Vice President-Corporate Affairs /2/         1995
Lawrence P. Murphy      43 Executive Vice President and Chief Strategic Officer   1985
                            and Chairman of Disney Cruise Lines
John J. Garand          48 Senior Vice President-Planning and Control /3/         1992

--------
/1/ On October 2, 1995, Mr. Michael Ovitz joined the Company and assumed the position of President. Mr. Ovitz co-founded and served as chairman of Creative Artists Agency from 1975 until 1995.
/2/ Mr. Cooke served as President of The Disney Channel from 1985 until assuming his present position in February 1995.
/3/ Mr. Garand joined the Company as Vice President-Planning and Control in
    1992 and was named Senior Vice President-Planning and Control in September 1995. Mr. Garand was previously Senior Vice President and Chief Financial Officer for Morse Shoe, Inc. from April 1990 until March 1992. Prior to that, Mr. Garand served in various positions at the corporate and subsidiary offices of PepsiCo, Inc. from 1981 until March 1990.

ITEM 11. EXECUTIVE COMPENSATION

EMPLOYMENT AGREEMENTS
  Mr. Eisner serves the Company pursuant to an employment agreement dated as of January 11, 1989, which provides for his employment as Chairman and Chief Executive Officer of the Company through September 30, 1998. Mr. Eisner's base salary is $750,000 per year through the entire term of the agreement. In addition, his agreement provides for a nondiscretionary annual bonus equal to 2% of the amount (the "Bonus Base") by which the Company's net income for the fiscal year exceeds the amount representing a return on stockholder's equity of 11% (9% for 1989 and 1990). Mr. Eisner's bonuses for the first two years of the agreement were payable in cash; thereafter, bonuses, to the extent earned, are payable in cash to the extent the return on stockholders' equity is equal to or less than 17.5%, and in restricted stock, as defined in the employment agreement, to the extent of any amount over 17.5%. Mr. Eisner's employment agreement provided for a single stock option grant (made on January 11, 1989) with respect to 8,000,000 shares of Common Stock. Of the options granted, 25% were granted at a exercise price $10 above the then-current fair market value of the Common Stock, with the remaining 75% granted at a price equal to fair market value. In the event of death or disability, Mr. Eisner's employment agreement provides for continued payment of base salary for the remaining term of the agreement and continued payment of annual bonuses for 24 months. Mr. Eisner is entitled to termination payments under certain circumstances and is indemnified up to stated limits in respect of potential tax liabilities for certain of such payments.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
  Directors Lozano, Poitier, Russell and Watson comprise the Company's Compensation Committee. Messrs. Lozano, Poitier and Russell are nonemployee directors. Mr. Watson was Chairman of the Board of Directors of the Company from May 1983 to September 1984, but he has not served as a Company employee since that time.

  At its September 1995 meeting, the Board of Directors approved the payment of $250,000 as special compensation to Mr. Russell for extraordinary services rendered over an extended period of time in connection with his position as Chairman of the Compensation Committee. These services related to circumstances arising after the death of Frank G. Wells, the Company's former President and Chief Operating Officer, in April 1994 and concluded with Mr. Russell's key role in securing for the Company the services of Michael S. Ovitz as President.

EXECUTIVE COMPENSATION SUMMARY TABLE
  The following table sets forth information concerning total compensation earned or paid to the Chief Executive Officer and the four most highly compensated executive officers of the Company who served in such capacities on September 30, 1995 (the "named executive officers") for services rendered to the Company during each of the last three fiscal years.

                                      Annual               Long-Term
                                   Compensation           Compensation
                                ------------------- ------------------------
                                                      Number of   Restricted
   Name and Principal    Fiscal                     Stock Options   Stock       All Other
       Positions          Year   Salary  Bonus /3/     Granted    Awards /4/ Compensation /5/
   ------------------    ------ -------- ---------- ------------- ---------- ----------------
Michael D. Eisner.......  1995  $750,000 $8,024,707      --       5,996,522      $ 6,877
 Chief Executive Officer  1994   750,000  7,268,807      --       2,638,394        9,730
  and Chairman of the     1993   750,000        --       --           --           9,667
  Board
Sanford M. Litvack /1/..  1995  $647,115 $1,600,000      --           --         $ 6,820
 Senior Executive Vice    1994   500,000  1,600,000    200,000        --           9,731
 President and Chief of   1993   500,000    375,000      --           --           9,992
 Corporate Operations
John F. Cooke /2/.......  1995  $569,616 $  550,000    335,000        --         $ 6,840
 Executive Vice           1994   523,751    575,000      --           --           7,859
  President-Corporate     1993   505,770    500,000      --           --          10,842
  Affairs
Lawrence P. Murphy......  1995  $475,769 $  550,000    150,000        --         $ 6,828
 Executive Vice           1994   436,846    800,000      --           --           9,701
  President and Chief     1993   408,558    375,000      --           --          10,151
  Strategic Officer
Roy E. Disney...........  1995  $350,000 $  550,000    200,000        --         $ 3,820
 Vice Chairman of the     1994   350,000    500,000      --           --           6,670
  Board                   1993   350,000    450,000      --           --           5,532

--------
/1/ Mr. Litvack assumed this position in August 1994; prior to that he was
    Executive Vice President- Law and Human Resources.
/2/ Mr. Cooke assumed this position in February 1995; prior to that he was
    President of The Disney Channel.
/3/ Mr. Eisner's bonus was calculated pursuant to the bonus formula set forth in his employment agreement (see "Employment Agreements" above). For Fiscal 1995, Mr. Eisner received a cash bonus of $8,024,707 and 97,445 shares of restricted stock (valued at $5,996,522) pursuant to the formula set forth in his employment agreement (the "Bonus Formula"). For Fiscal 1994, Mr. Eisner received a cash bonus of $7,268,807 and 60,618 shares of restricted stock (valued at $2,638,394) pursuant to the Bonus Formula. In accordance with the S.E.C.'s rules, the cash and restricted stock portions of Mr. Eisner's bonus are reported separately in, respectively, the "Bonus" and "Restricted Stock" columns above. For Fiscal 1993, the Company did not meet the bonus threshold set forth in Mr. Eisner's employment agreement and he accordingly did not receive a bonus for that fiscal year.

/4/ Mr. Eisner received 97,445 shares of restricted stock for part of his Fiscal
    1995 bonus and 60,618 shares of restricted stock for part of his Fiscal 1994 bonus pursuant to the Bonus Formula (see "Employment Agreements" above). Pursuant to Mr. Eisner's employment agreement, the restricted stock value is based upon the average closing price for the Company's Common Stock between:
    (i) December 1 and December 14, 1995 ($61.538 per share) for the restricted stock awarded as part of Mr. Eisner's Fiscal 1995 bonus and (ii) November 28 and December 9, 1994 ($43.525 per share) for the restricted stock awarded as part of Mr. Eisner's Fiscal 1994 bonus. Mr. Eisner is entitled to receive dividends on the restricted stock, and all restrictions will lapse on the third anniversary following the date of grant, or earlier in the event of death or certain corporate transactions that eliminate or materially impair the market for the Company's Common Stock.
/5/ The Company provides the named executive officers with certain group life, health, medical and other non-cash benefits generally available to all salaried employees and not included in this column pursuant to the S.E.C.'s rules. The amounts shown in this column include the following:

  (a) The Disney Salaried Savings and Investment Plan (the "Savings Plan") currently permits salaried employees of the Company to elect to make tax-deferred contributions of a portion of their base compensation. Amounts deferred through payroll deductions are contributed by the Company on behalf of a participant as tax-deferred contributions pursuant to Section 401(k) of the Internal Revenue Code. Under the Savings Plan, the Company currently matches a participant's first 4% of tax-deferred contributions by an amount equal to 50% of such contribution for each year, subject to a maximum of 2% of the participant's compensation for that year. Participants may allocate their contributions among six investment funds, including a fund investing in the Company's Common Stock. All Company matching contributions are invested in Common Stock of the Company. During Fiscal 1995, the Company's matching contributions were $3,057 for Mr. Eisner, $3,000 for Mr. Litvack, $3,020 for Mr. Cooke, $3,008 for Mr. Murphy and $0 for Mr. Disney, who did not participate in the Plan. The Company's matching contributions were $3,014 during Fiscal 1994 and $4,497 during Fiscal 1993 for Mr. Cooke.
  (b) The Company provides certain key employees with personal liability insurance coverage up to $5,000,000. Benefits under the plan supplement each employee's personal homeowner's and automobile liability insurance coverage. During Fiscal 1995, the Company paid $520 in premiums on behalf of each of the named executive officers. The Company paid premiums of $195 during each of Fiscal 1994 and Fiscal 1993 for Mr. Cooke.
  (c) The Supplemental Medical Plan is a fully insured hospital and medical expense reimbursement plan covering certain key management employees and their dependents. The plan provides coverage for 100% of medical expenses incurred (with certain limited exceptions) up to 20% of the employee's annual salary in any one year, provided that the expenses are not covered by the Company's Major Medical Plan, which is available to all salaried employees of the Company. The Company pays the full cost of premiums for the Supplemental Medical Plan, as well as premiums for additional voluntary insurance under the Company's group life insurance plan. During Fiscal 1995, premiums of $3,300 were paid on behalf of each of the named executive officers. The Company paid premiums of $4,650 during Fiscal 1994 and $6,150 during Fiscal 1993 for Mr. Cooke.

OPTION GRANTS FOR FISCAL 1995 AND POTENTIAL REALIZABLE VALUES
  The following table sets forth as to each of the named executive officers information with respect to option grants during Fiscal 1995 and the potential realizable value of such option grants: (i) the number of shares of Common Stock underlying options granted during Fiscal 1995, (ii) the percentage that such options represent of all options granted to employees during Fiscal 1995,
(iii) the exercise price, (iv) the expiration date and (v) the potential realizable value, assuming a 5% and 10% annual rate of appreciation in the Common Stock during the option terms. The table also sets forth a hypothetical potential realizable value during a corresponding 10-year term, assuming a 5% and 10% annual rate of appreciation, for all stockholders. The 5% and 10% assumed rates of growth are for illustrative purposes only. They are not intended to predict future stock prices, which will depend on market conditions and other factors such as the Company's performance.

                                                                         Potential Realizable Value
                                                                           at Assumed Annual Rates
                                                                          Stock Price Appreciation
                                       Individual Grants                     for Option Term /3/
                         --------------------------------------------- -------------------------------
                                      % of Total
                                       Options
                          Number of   Granted to  Exercise
                           Options   Employees in   Price   Expiration
          Name           Granted /2/ Fiscal Year  ($/Share)    Date          5%              10%
          ----           ----------- ------------ --------- ---------- --------------- ---------------
Michael D. Eisner.......     --           --         --         --           --              --
Sanford M. Litvack......     --           --         --         --           --              --
John F. Cooke...........   335,000       3.55%     $52.75   2/21/2005  $    11,113,354 $    28,163,421
Lawrence P. Murphy......   150,000       1.59%      55.25   4/24/2005        5,211,964      13,208,141
Roy E. Disney...........   200,000       2.12%      46.56   1/23/2005        5,856,518      14,841,567
All Stockholders /1/           N/A        N/A         N/A         N/A   18,964,874,599  48,060,710,689

--------
/1/ The potential realizable gain to stockholders (based on 524,450,134 shares outstanding and a fair market value of $57.50 per share on September 29, 1995 and 5% and 10% assumed annual rates over a term of ten years, commencing on October 1, 1995), is provided as a comparison to the potential gain realized by the named executive officers at the same assumed annual rates of stock appreciation.
/2/ Mr. Cooke's options become exercisable in 9% installments on the first and second anniversary following the date of grant, 21% installments on the third through fifth anniversaries, and a 19% installment on the sixth anniversary of grant. Mr. Disney's options become exercisable in five installments of 20% on each of the first through fifth anniversaries following the date of grant. Mr. Murphy's options become exercisable in 50% installments on each of the fourth and fifth anniversaries following the date of grant.
/3/ Amounts for the named executive officers shown under the "Potential
    Realizable Value" columns above have been calculated by multiplying the exercise price by the annual appreciation rate shown (compounded for the term of the options), subtracting the exercise price per share and multiplying the gain per share by the number of shares covered by the options.

OPTION EXERCISES AND VALUES FOR FISCAL 1995
  The following table sets forth as to each of the named executive officers information with respect to option exercises during Fiscal 1995 and the status of their options on September 30, 1995: (i) the number of shares of Common Stock underlying options exercised during Fiscal 1995, (ii) the aggregate dollar value realized upon the exercise of such options, (iii) the total number of exercisable and unexercisable stock options held on September 30, 1995 and (iv) the aggregate dollar value of in-the-money exercisable and unexercisable options on September 30, 1995.

                          Number of
                           Shares                       Number of            Value of Unexercised
                          Acquired                 Unexercised Options       In-the-Money Options
                            Upon                         9/30/95                 9/30/95 /1/
                         Exercise of Value Upon ------------------------- --------------------------
  Name                     Option     Exercise  Exercisable Unexercisable Exercisable  Unexercisable
  ----                   ----------- ---------- ----------- ------------- ------------ -------------
Michael D. Eisner.......     --          --      6,000,000    2,000,000   $238,410,000  $79,470,000
Sanford M. Litvack......     --          --        345,000      355,000      9,660,785    8,270,715
John F. Cooke...........   40,000    $1,480,005     --          415,000        --         4,795,010
Lawrence P. Murphy           --          --        272,000      330,000      9,189,824    5,925,960
Roy E. Disney...........     --          --        160,000      200,000      5,490,080    2,187,600

--------
/1/ In accordance with the S.E.C.'s rules, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value is deemed to be $57.50, the average of the high and low Common Stock price reported for the New York Stock Exchange Composite Transactions on September 29, 1995.

RETIREMENT PLANS
  The Company maintains a tax-qualified, noncontributory retirement plan for salaried employees called the Disney Salaried Retirement Plan (the "Retirement Plan"). Certain provisions of the Retirement Plan become effective if there is a change in control of the Company (as defined in the Retirement Plan document). These provisions prevent any assets of the Retirement Plan from reverting to the Company and any transfers of assets or liabilities to or from the Retirement Plan, and prevent any amendments to the Retirement Plan. In addition, the Company maintains a nonqualified, unfunded plan, the Amended and Restated Key Plan (the "Restated Key Plan"), which provides retirement benefits for key salaried employees.

  The table set forth below illustrates the total combined estimated annual benefits payable under the Retirement Plan and the Restated Key Plan to eligible salaried employees for years of service assuming normal retirement at age 65.

         Average
       Annual Base
      Compensation                    Years of Service
    for Highest Five    --------------------------------------------
    Consecutive Years      15       20       25       30       35
    -----------------   -------- -------- -------- -------- --------
       $  150,000       $ 45,444 $ 60,621 $ 75,906 $ 91,050 $104,925
          300,000         88,757  118,371  148,094  177,675  205,988
          450,000        132,069  176,121  220,281  264,300  307,050
          600,000        175,382  233,871  292,469  350,925  408,113
          750,000        218,694  291,621  364,656  437,550  509,175
        1,000,000        290,882  387,871  484,969  581,925  677,613

  The Retirement Plan covers salaried employees who have completed one year of service. Benefits under the Retirement Plan are based primarily on the participant's credited years of service and average base compensation (base compensation excludes other compensation such as bonuses) for the highest five consecutive years of compensation during the ten-year period prior to termination or retirement, whichever is earlier. In addition, a portion of each participant's retirement benefit is comprised of a flat dollar amount based solely on years and hours of credited service. Benefits are non-forfeitable after five years of vesting service, and actuarially reduced benefits are available for participants who retire on or after age 55 after five years of vesting service. The Restated Key Plan provides retirement benefits for key salaried employees in excess of maximum benefit accruals for qualified plans permitted under Code procedures. In calendar year 1995, the maximum annual benefit accruable under a tax-qualified plan was $120,000. The benefits provided under the Restated Key Plan are provided by the Company on a noncontributory basis.

  As of December 1, 1995, the estimated annual payments for services under the Retirement Plan and the Restated Key Plan would be based upon an average compensation of $750,000 for Mr. Eisner, $540,599 for Mr. Litvack, $496,281 for Mr. Cooke, $417,081 for Mr. Murphy and $350,000 for Mr. Disney. Messrs. Eisner, Cooke and Disney each have eleven years, Mr. Litvack has five years and Mr. Murphy has ten years of credited service for the plans. The table set forth above illustrates estimated benefits payable determined on a straight-life annuity basis. There is no offset in benefits under either plan for Social Security benefits.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
  The following table sets forth information as to the beneficial ownership of each person known to the Company to own more than 5% of the outstanding Common Stock as of December 1, 1995.

                                                               Shares    Percent
        Name and Address                                    Beneficially   of
        of Beneficial Owner                                    Owned      Class
        -------------------                                 ------------ -------
      Bass Management Trust /1/............................  31,125,578   5.93%
      2700 First City Bank Tower
      201 Main Street
      Fort Worth, Texas 76102

--------
/1/ According to a Schedule 13D, amended through January 28, 1992, filed on behalf of the Bass Management Trust (the "Trust"), Mr. Perry R. Bass may also be deemed a beneficial owner of the shares held by the Trust by virtue of his authority as Trustee and a trustor of the Trust, and Nancy L. Bass may also be deemed a beneficial owner of such shares as a trustor of the Trust.

STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS
  The following table reflects shares of Common Stock beneficially owned (or deemed to be beneficially owned pursuant to the rules of the Securities and Exchange Commission) as of December 1, 1995 by each director of the Company, each of the executive officers named in the Summary Compensation Table included elsewhere herein and the current directors and executive officers of the Company as a group.

                              Sole    Shared Voting
                           Voting and    and/or     Acquirable
                           Investment  Investment   Within 60     Percent of
      Name                 Power /1/    Power /2/    Days /3/  Common Stock /4/
      ----                 ---------- ------------- ---------- ----------------
Reveta F. Bowers..........     --          --           --            --
John F. Cooke.............     --           1,430       --            *
Roy E. Disney /5/......... 5,674,600    2,179,444     200,000        1.53
Michael D. Eisner......... 2,852,640       99,219   6,000,000        1.71
Stanley P. Gold...........     1,000        1,936       --            *
Sanford M. Litvack........     --             607     345,000         *
Ignacio E. Lozano, Jr. ...     5,148          440       --            *
George J. Mitchell........       500       --           --            *
Lawrence P. Murphy........    20,272        1,070     272,000         *
Richard A. Nunis..........    70,122       35,160     420,000         *
Sidney Poitier............     --          --           --            --
Irwin E. Russell..........     4,000       --           --            *
Robert A.M. Stern.........       140       --           --            *
E. Cardon Walker..........     --         162,943       --            *
Raymond L. Watson.........     --          17,040       --            *
Gary L. Wilson............     --          --           --            --
All current directors and
 executive officers as a
 group (19 persons,
 including the foregoing). 8,781,162    2,700,305   7,256,000        3.57

--------
*  Represents less than 1% of the Company's outstanding Common Stock.

/1/ Certain of the directors and executive officers included in the table disclaim beneficial ownership of some of these shares as follows: Mr. Eisner--53,600 shares held by Mr. Eisner's wife directly and as custodian for their children, 36,000 shares held in trust for the benefit of their children and 1,600 shares held in a family trust; Mr. Disney--2,179,444 shares (see footnote (5) below); Mr. Gold--1,520 shares held by Mr. Gold's wife and children and 416 shares held by Shamrock Holdings, Inc., of which he is an officer and director; Mr. Lozano--440 shares that he holds as custodian for the benefit of his child; Mr. Nunis--3,547 shares held by a trust of which Mr. Nunis is trustee for the benefit of his son; and all current directors and executive officers as a group--2,276,151 shares.
/2/ Includes interests in shares held for the benefit of the following individuals and for all current directors and executive officers as a group in the Disney Salaried Savings and Investment Plan as of December 1, 1995, with respect to which such persons have sole voting power but no investment rights: Mr. Eisner--8,019 shares; Mr. Litvack--607 shares; Mr. Murphy-- 1,070 shares; Mr. Cooke--1,430 shares; Mr. Nunis--9,555 shares; and all current directors and executive officers as a group--20,877 shares.
/3/ Reflects the number of shares that could be purchased by exercise of options available as of December 1, 1995 or within 60 days thereafter under the Company's stock option or stock incentive plans.
/4/ Based on the number of shares outstanding at, or acquirable within 60 days of, December 1, 1995.
/5/ The shares listed in the table for Mr. Disney include 2,179,444 shares as to which Mr. Disney disclaims beneficial ownership, consisting of 1,507,520 shares owned by Mr. Disney's wife; 256,320 shares held in trusts for the benefit of his four children, of which Mr. Disney is the trustee; 33,332 shares held in trust for the benefit of one of his children, of which Mr. Disney is the trustee; and 416 shares owned by a subsidiary of Shamrock Holdings, Inc., of which both Mr. Disney and his wife are officers and directors and the shares of which are held by Mr. Disney, his wife, certain of his children, trusts for the benefit of his children and custodial accounts for the benefit of certain of his children and grandchildren.

  Section 16(a) of the Securities Exchange Act of 1934 requires the company's executive officers and directors to file initial reports of ownership and reports of changes of ownership of the Company's Common Stock with the Securities and Exchange Commission. Executive officers and directors are required to furnish the Company with copies of all Section 16(a) forms that they file. Based upon a review of these filings and written representations from certain of the Company's directors and executive officers that no other reports were required, the Company notes that Robert A.M. Stern inadvertently failed to report the gift of 10 shares on December 17, 1994; Gary L. Wilson inadvertently failed to report the sale of 1,072 shares held in a retirement account on July 5, 1995; and John F. Cooke, an executive officer of the Company, inadvertently filed a late initial report of ownership. Messrs. Stern and Wilson subsequently reported each transaction.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  During Fiscal 1995, E. Cardon Walker received payments totaling $565,359 with respect to films in which he had invested between 1963 and 1979 under a former investment participation incentive program of the Company, but as to which he had not yet recovered the amount of such investment, and $17,066 as his net profit participation in prior years' programs.

  During Fiscal 1995, a subsidiary of the Company retained the firm of Robert A.M. Stern Architects, of which Mr. Stern is Senior Partner, for architectural services relating to resort and office developments in California and Florida. Payments to Mr. Stern's firm for these services aggregated approximately $201,363 during Fiscal 1995.

  During Fiscal 1995, a subsidiary of the Company retained Impact Design, Inc., of which Barbera Hale Thornhill is principal, to perform interior design services for the Disney Vacation Club at Newport Coast development. Ms. Thornhill is the wife of Gary L. Wilson. Payments to Impact Design, Inc. totaled approximately $121,122 during Fiscal 1995.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits and Financial Statements and Schedules

  (1)Financial Statements and Schedules

    See Index to Financial Statements and Supplemental Data at page 31.

  (2)Exhibits

     3(a) Restated Certificate of Incorporation of the Company, filed as
          Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended September 30, 1992, is hereby incorporated by reference.
     3(b) Bylaws of the Company, as amended, filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994, are hereby incorporated by reference.
     4(a) Rights Agreement, dated as of June 21, 1989, between the Company and Security Pacific National Bank, as Rights Agent (including the form of Certificate of Designation of the Series R Preferred Stock attached as Exhibit A thereto and the form of Rights Certificate attached as Exhibit B thereto), filed as Exhibit 1 to the Company's Current Report on Form 8-K, dated June 21, 1989, is hereby incorporated by reference.
     4(b) Indenture, dated as of November 30, 1990, between the Company and Bankers Trust Company, as Trustee, with respect to certain senior debt securities of the Company, filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated January 14, 1991, is hereby incorporated by reference.
     4(c) Second Amended and Restated Credit Agreement, dated as of April
          12, 1995, among the Company, Citicorp USA, Inc., as Agent, and certain financial institutions, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995, is hereby incorporated by reference.
     4(d) Other long-term borrowing instruments issued by the Company are omitted pursuant to Item 601(b) (4) (iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request.
    10(a) (i) Agreement on the Creation and the Operation of Euro
          Disneyland en France, dated March 25, 1987, and (ii) Letter relating thereto of Michael D. Eisner, Chairman of the Company, dated March 24, 1987, filed as Exhibits 10(b) and 10(a), respectively, to the Company's Current Report on Form 8-K filed April 24, 1987, are hereby incorporated by reference.
    10(b) Limited Recourse Financing Facility Agreement, dated as of April
          27, 1988, among the Company, Citibank Channel Island Limited and Citicorp International, filed as Exhibit (10a) to the Company's Current Report on Form 8-K filed April 29, 1988, is hereby incorporated by reference.
    10(c) (i) Employment Agreement, dated as of January 10, 1989, between the Company and Michael D. Eisner, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1989; (ii) Agreement, dated March 1, 1985, between the Company and Michael D. Eisner, filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1985; and(iii) description of action by the Compensation Committee taken on November 30, 1990, filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended September 30, 1990, are hereby incorporated by reference.
    10(d) Restricted Stock Agreement, dated May 5, 1995, between the
          Corporation and Stephen F. Bollenbach is filed herewith.
    10(e) Employment Agreement, dated October 1, 1995, between the Company andMichael S. Ovitz is filed herewith.

    10(f) (i) Contract, dated December 14, 1979, with E. Cardon Walker, to purchase a 2% interest in certain motion pictures to be produced by the Company and to acquire an additional 2% profit participation; and (ii) Amendment thereto, dated August 8, 1980, filed as Exhibits 1 and 3, respectively, to the Company's Annual Report on Form 10-K for the year ended September 30, 1980, are hereby incorporated by reference.
    10(g) Form of Indemnification Agreement entered into or to be entered into by certain officers and directors of the Company as determined from time to time by the Board of Directors, included as Annex C to the Proxy Statement for the Company's 1988 Annual Meeting of Stockholders, is hereby incorporated by reference.
    10(h) 1995 Stock Option Plan for Non-Employee Directors, filed as
          Exhibit A to the Company's Proxy Statement, dated December 29, 1994, with respect to its 1995 Annual Meeting of Stockholders, is hereby incorporated by reference.
    10(i) (i) 1990 Stock Incentive Plan and Rules, filed as Exhibits 28(a) and 28(b), respectively, to the Company's Registration Statement on Form S-8 (No. 33-39770), dated April 5, 1991, and (ii) Amended and Restated 1990 Stock Incentive Plan and Rules, filed as Appendix B-2 to the Company's Joint Proxy Statement and Prospectus, dated November 13, 1995, are hereby incorporated by reference.
    10(j) 1995 Stock Incentive Plan and Rules, filed as Appendix B-1 to the
          Company's Joint Proxy Statement and Prospectus, dated November 13, 1995, is hereby incorporated by reference.
    10(k) (i) 1987 Stock Incentive Plan and Rules, (ii) 1984 Stock
          Incentive Plan and Rules,(iii) 1981 Incentive Plan and Rules and
          (iv) 1980 Stock Option Plan, all as set forth as Exhibits 1(a), 1(b), 2(a), 2(b), 3(a), 3(b) and 4, respectively, to the Prospectus contained in Part I of the Company's Registration Statement on Form S-8 (No. 33-26106), dated December 20, 1988, are hereby incorporated by reference.
    10(l) Contingent Stock Award Rules under the Company's 1984 Stock
          Incentive Plan, filed as Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended September 30, 1986, are hereby incorporated by reference.
    10(m) 1996 Cash Bonus Performance Plan is filed herewith.
    10(n) Disney Salaried Retirement Plan, as amended through March 1,
          1994, filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year endedSeptember 30, 1994, is hereby incorporated by reference.
    10(o) The Walt Disney Company and Associated Companies Key Employees
          Deferred Compensation and Retirement Plan, filed as Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended September 30, 1985, is hereby incorporated by reference.
    10(p) Group Term Life Insurance Plan (summary plan description), filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the year ended September 30, 1985, is hereby incorporated by reference.
    10(q) Group Personal Excess Liability Insurance Plan (summary plan description), filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended September 30, 1986, is hereby incorporated by reference.
    10(r) Family Income Assurance Plan (summary plan description), filed as
          Exhibit 10(aa) to the Annual Report on Form 10-K for the year ended September 30, 1986, is hereby incorporated by reference.
    10(s) Disney Salaried Savings and Investment Plan, as amended and restated, is filed herewith.
    10(t) Disney Salaried Savings and Investment Plan Trust Agreement, dated June 30, 1992, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1992, is hereby incorporated by reference.
    10(u) Master Trust Agreement for Employees Savings and Retirement
          Plans, as amended and restated through June 1, 1990, between the Company and Bankers Trust Company, as Trustee, filed as Exhibit 28(b) to the Company's Registration Statement on Form S-8 (No. 33-35405), filed June 14, 1990, is hereby incorporated by reference.

    10(v) Amended and Restated Agreement and Plan of Reorganization, dated as of July 31, 1995, between the Company and Capital Cities/ABC, Inc., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated October 6, 1995, is hereby incorporated by reference.
    18 Letter from the Company's independent accountants, dated August 9, 1993, regarding preferability of the change in accounting method for project-related pre-opening costs, filed as Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993, is hereby incorporated by reference.
    21    Subsidiaries of The Walt Disney Company is filed herewith.
    23 Consent of Price Waterhouse LLP, the Company's independent accountants, is included herein at page 32.
    27    Financial Data Schedule (filed electronically only).
    28 Financial statements with respect to the Disney Salaried Savings and Investment Plan for the year ended December 31, 1994, filed as Exhibit 28 to the Annual Report on Form 10-K for the year ended September 30, 1994, as amended by Amendment No. 1 on Form 10-K/A dated June 30, 1995, are hereby incorporated by reference.

(b) Reports on Form 8-K

  (1) The Company filed a Current Report on Form 8-K, dated July 31, 1995, with respect to the execution of an Agreement and Plan of Reorganization, and certain other related agreements, by the Company and Capital Cities/ABC, Inc.

  (2) The Company filed a Current Report on Form 8-K, dated October 6, 1995, with respect to the execution of an Amended and Restated Agreement and Plan of Reorganization between the Company and Capital Cities/ABC, Inc.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE WALT DISNEY COMPANY
                          -----------------------------------------------------
                                              (Registrant)
Date: December 19, 1995   By:               MICHAEL D. EISNER
                          -----------------------------------------------------
                           (Michael D. Eisner, Chairman of the Board and Chief
                                           Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                    Title                    Date
             ---------                    -----                    ----

Principal Executive Officer
MICHAEL D. EISNER                Chairman of the Board and
-----------------------------    Chief Executive Officer      December 19, 1995
(Michael D. Eisner)

Principal Financial and
Accounting Officers
STEPHEN F. BOLLENBACH            Senior Executive Vice
-----------------------------    President and Chief
(Stephen F. Bollenbach)          Financial Officer            December 19, 1995

JOHN J. GARAND                   Senior Vice President -
-----------------------------    Planning and Control         December 19, 1995
(John J. Garand)

Directors
STEPHEN F. BOLLENBACH            Director                     December 19, 1995
-----------------------------
(Stephen F. Bollenbach)
REVETA F. BOWERS                 Director                     December 19, 1995
-----------------------------
(Reveta F. Bowers)
ROY E. DISNEY                    Director                     December 19, 1995
-----------------------------
(Roy E. Disney)
MICHAEL D. EISNER                Director                     December 19, 1995
-----------------------------
(Michael D. Eisner)
STANLEY P. GOLD                  Director                     December 19, 1995
-----------------------------
(Stanley P. Gold)
SANFORD M. LITVACK               Director                     December 19, 1995
-----------------------------
(Sanford M. Litvack)
IGNACIO E. LOZANO, JR.           Director                     December 19, 1995
-----------------------------
(Ignacio E. Lozano, Jr.)
GEORGE J. MITCHELL               Director                     December 19, 1995
-----------------------------
(George J. Mitchell)
RICHARD A. NUNIS                 Director                     December 19, 1995
-----------------------------
(Richard A. Nunis)
SIDNEY POITIER                   Director                     December 19, 1995
-----------------------------
(Sidney Poitier)
IRWIN E. RUSSELL                 Director                     December 19, 1995
-----------------------------
(Irwin E. Russell)
ROBERT A.M. STERN                Director                     December 19, 1995
-----------------------------
(Robert A.M. Stern)
E. CARDON WALKER                 Director                     December 19, 1995
-----------------------------
(E. Cardon Walker)
RAYMOND L. WATSON                Director                     December 19, 1995
-----------------------------
(Raymond L. Watson)
GARY L. WILSON                   Director                     December 19, 1995
-----------------------------
(Gary L. Wilson)

                   THE WALT DISNEY COMPANY AND SUBSIDIARIES
              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                                           Page
                                                                           ----
Report of Independent Accountants and Consent of Independent Accountants..  32
Consolidated Financial Statements of The Walt Disney Company and
 Subsidiaries
  Consolidated Statement of Income for the Years Ended September 30, 1995,
   1994 and 1993..........................................................  33
  Consolidated Balance Sheet as of September 30, 1995 and 1994............  34
  Consolidated Statement of Cash Flows for the Years Ended September 30,
   1995, 1994 and 1993....................................................  35
  Notes to Consolidated Financial Statements..............................  36
  Quarterly Financial Summary.............................................  52

Schedules other than those listed above are omitted for the reason that they are not applicable or the required information is included in the financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Walt Disney Company

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Walt Disney Company and its subsidiaries (the "Company") at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As discussed in Notes 1, 7, 8, and 12 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 109, "Accounting for Income Taxes," and changed its method of accounting for pre-opening costs in fiscal 1993.

PRICE WATERHOUSE LLP

Los Angeles, California
November 27, 1995

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 33-26106, 33-35405 and 33-39770) and Form S-3 (Nos. 33-49891 and 33-62777) of The Walt
Disney Company of our report dated November 27, 1995 which appears above.

PRICE WATERHOUSE LLP

Los Angeles, California
December 19, 1995

                        CONSOLIDATED STATEMENT OF INCOME
                      (In millions, except per share data)

Year ended September 30                           1995       1994       1993
-------------------------------------------------------------------------------
Revenues
 Filmed entertainment                           $ 6,001.5  $ 4,793.3  $3,673.4
 Theme parks and resorts                          3,959.8    3,463.6   3,440.7
 Consumer products                                2,150.8    1,798.2   1,415.1
                                                ---------  ---------  --------
                                                 12,112.1   10,055.1   8,529.2
                                                ---------  ---------  --------
Costs and Expenses
 Filmed entertainment                             4,927.1    3,937.2   3,051.2
 Theme parks and resorts                          3,099.0    2,779.5   2,693.8
 Consumer products                                1,640.3    1,372.7   1,059.7
                                                ---------  ---------  --------
                                                  9,666.4    8,089.4   6,804.7
                                                ---------  ---------  --------
Operating Income
 Filmed entertainment                             1,074.4      856.1     622.2
 Theme parks and resorts                            860.8      684.1     746.9
 Consumer products                                  510.5      425.5     355.4
                                                ---------  ---------  --------
                                                  2,445.7    1,965.7   1,724.5
                                                ---------  ---------  --------
Corporate Activities
 General and administrative expenses                183.6      162.2     164.2
 Interest expense                                   178.3      119.9     157.7
 Investment and interest income                     (68.0)    (129.9)   (186.1)
                                                ---------  ---------  --------
                                                    293.9      152.2     135.8
                                                ---------  ---------  --------
Loss from Investment in Euro Disney                 (35.1)    (110.4)   (514.7)
                                                ---------  ---------  --------
Income Before Income Taxes and Cumulative
 Effect of Accounting Changes                     2,116.7    1,703.1   1,074.0
 Income taxes                                       736.6      592.7     402.7
                                                ---------  ---------  --------
Income Before Cumulative Effect of Accounting
 Changes                                          1,380.1    1,110.4     671.3
Cumulative Effect of Accounting Changes
 Pre-opening costs                                 --         --        (271.2)
 Postretirement benefits                           --         --        (130.3)
 Income taxes                                      --         --          30.0
                                                ---------  ---------  --------
Net Income                                      $ 1,380.1  $ 1,110.4  $  299.8
                                                =========  =========  ========
Amounts Per Common Share
Earnings Before Cumulative Effect of Account-
 ing Changes                                    $    2.60  $    2.04  $   1.23
Cumulative Effect of Accounting Changes
 Pre-opening costs                                 --         --          (.50)
 Postretirement benefits                           --         --          (.24)
 Income taxes                                      --         --           .06
                                                ---------  ---------  --------
Earnings Per Share                              $    2.60  $    2.04  $    .55
                                                =========  =========  ========
Average Number of Common and Common Equivalent
 Shares Outstanding                                 530.4      545.2     544.5
                                                =========  =========  ========
Pro Forma Amounts Assuming the New Accounting
 Method for Pre-opening Costs is Applied
 Retroactively
 Net Income                                                           $  571.0
                                                                      ========
 Earnings Per Share                                                   $   1.05
                                                                      ========

                 See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEET
                                 (In millions)

September 30                                               1995       1994
------------------------------------------------------------------------------
Assets
 Cash and cash equivalents                               $ 1,076.5  $   186.9
 Investments                                                 866.3    1,323.2
 Receivables                                               1,792.8    1,670.5
 Merchandise inventories                                     824.0      668.3
 Film and television costs                                 2,099.4    1,596.2
 Theme parks, resorts and other property, at cost
  Attractions, buildings and equipment                     8,339.9    7,450.4
  Accumulated depreciation                                (3,038.5)  (2,627.1)
                                                         ---------  ---------
                                                           5,301.4    4,823.3
  Projects in progress                                       778.4      879.1
  Land                                                       110.5      112.1
                                                         ---------  ---------
                                                           6,190.3    5,814.5
 Investment in Euro Disney                                   532.9      629.9
 Other assets                                              1,223.6      936.8
                                                         ---------  ---------
                                                         $14,605.8  $12,826.3
                                                         =========  =========
Liabilities and Stockholders' Equity
 Accounts payable and other accrued liabilities          $ 2,842.5  $ 2,474.8
 Income taxes payable                                        200.2      267.4
 Borrowings                                                2,984.3    2,936.9
 Unearned royalty and other advances                         860.7      699.9
 Deferred income taxes                                     1,067.3      939.0
 Stockholders' equity
  Preferred stock, $.10 par value
   Authorized--100.0 million shares
   Issued--none
  Common stock, $.025 par value
   Authorized--1.2 billion shares
   Issued--575.4 million shares and 567.0 million shares   1,226.3      945.3
  Retained earnings                                        6,990.4    5,790.3
  Cumulative translation and other adjustments                37.3       59.1
                                                         ---------  ---------
                                                           8,254.0    6,794.7
  Less treasury stock, at cost--51.0 million shares and
   42.9 million shares                                     1,603.2    1,286.4
                                                         ---------  ---------
                                                           6,650.8    5,508.3
                                                         ---------  ---------
                                                         $14,605.8  $12,826.3
                                                         =========  =========

                 See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)

Year ended September 30                          1995       1994       1993
-------------------------------------------------------------------------------
Cash Provided by Operations Before Income
 Taxes                                         $ 4,067.5  $ 3,127.7  $ 2,453.9
 Income taxes paid                                (557.4)    (320.4)    (308.7)
                                               ---------  ---------  ---------
                                                 3,510.1    2,807.3    2,145.2
                                               ---------  ---------  ---------
Investing Activities
 Film and television costs                      (1,886.0)  (1,433.9)  (1,264.6)
 Investments in theme parks, resorts and other
  property                                        (896.5)  (1,026.1)    (813.9)
 Euro Disney investment                            144.8     (971.1)    (140.1)
 Purchases of investments                       (1,033.2)    (952.7)  (1,313.5)
 Proceeds from sales of investments              1,460.3    1,494.1      841.0
 Other                                             (77.8)       3.0       31.4
                                               ---------  ---------  ---------
                                                (2,288.4)  (2,886.7)  (2,659.7)
                                               ---------  ---------  ---------
Financing Activities
 Borrowings                                        786.1    1,866.4    1,256.0
 Reduction of borrowings                          (771.9)  (1,315.3)  (1,119.2)
 Repurchases of common stock                      (348.7)    (570.7)     (31.6)
 Dividends                                        (180.0)    (153.2)    (128.6)
 Other                                             182.4       76.1      136.1
                                               ---------  ---------  ---------
                                                  (332.1)     (96.7)     112.7
                                               ---------  ---------  ---------
Increase (Decrease) in Cash and Cash
 Equivalents                                       889.6     (176.1)    (401.8)
Cash and Cash Equivalents, Beginning of Year       186.9      363.0      764.8
                                               ---------  ---------  ---------
Cash and Cash Equivalents, End of Year         $ 1,076.5  $   186.9  $   363.0
                                               =========  =========  =========

The difference between Income Before Income Taxes and Cumulative Effect of
Accounting Changes as shown on the Consolidated Statement of Income and Cash
Provided By Operations Before Income Taxes is detailed as follows.

Income Before Income Taxes and Cumulative
 Effect of Accounting Changes                  $ 2,116.7  $ 1,703.1  $ 1,074.0
                                               ---------  ---------  ---------
Cumulative Effect of Accounting Changes           --         --         (514.2)
Charges to Income Not Requiring Cash Outlays
 Depreciation                                      470.2      409.7      364.2
 Amortization of film and television costs       1,382.8    1,198.6      664.2
 Euro Disney                                        35.1      110.4      350.0
 Other                                              98.1      121.1      163.5
Changes in
 Investments in trading securities                   1.2     --         --
 Receivables                                      (122.3)    (280.2)    (211.0)
 Merchandise inventories                          (155.7)     (59.4)    (146.1)
 Other assets                                     (287.7)     (81.5)     197.0
 Accounts payable and other accrued
  liabilities                                      368.3      146.7      544.4
 Unearned royalty and other advances               160.8     (140.8)     (32.1)
                                               ---------  ---------  ---------
                                                 1,950.8    1,424.6    1,379.9
                                               ---------  ---------  ---------
Cash Provided by Operations Before Income
 Taxes                                         $ 4,067.5  $ 3,127.7  $ 2,453.9
                                               =========  =========  =========
Supplemental Cash Flow Information:
 Interest paid                                 $   122.8  $    99.3  $    77.3
                                               =========  =========  =========

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

THEME PARKS AND RESORTS
  The Company operates the Walt Disney World(R) destination resort in Florida and the Disneyland Park(R) and the Disneyland Hotel in California. The Walt Disney World destination resort includes the Magic Kingdom, Epcot and the Disney-MGM Studios Theme Park, twelve resort hotels and a complex of villas and suites, a nighttime entertainment complex, a shopping village, conference centers, campgrounds, golf courses, water parks and other recreational facilities. The Company earns royalties on revenues generated by the Tokyo Disneyland theme park near Tokyo, Japan, which is owned and operated by an unrelated Japanese corporation. The Company's Disney Design and Development unit designs and develops new theme park concepts and attractions, as well as resort properties. The Company also manages and markets vacation ownership interests in the Disney Vacation Club.

CONSUMER PRODUCTS
  The Company licenses the name Walt Disney, as well as the Company's characters, visual and literary properties and songs and music, to various consumer manufacturers, retailers, show promoters and publishers throughout the world. The Company also engages in direct retail distribution through the Disney Stores and consumer catalogs, and is a publisher of books, magazines and comics in the United States and Europe. In addition, the Company produces audio products for all markets, as well as film and video products for the educational marketplace.

INVESTMENT IN EURO DISNEY
  The Company is an equity investor in Euro Disney S.C.A. ("Euro Disney"), the operator of the Disneyland Paris Resort (see Note 3).

SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
  The consolidated financial statements of the Company include the accounts of The Walt Disney Company and its subsidiaries after elimination of intercompany accounts and transactions. Investments in affiliated companies are accounted for using the equity method.

Accounting Changes
  Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") 115 Accounting for Certain Investments in Debt and Equity Securities (see Note 14), the impact of which was not material. Effective October 1, 1992, the Company adopted SFAS 106 Employers' Accounting for Postretirement Benefits Other Than Pensions (see Note 8) and SFAS 109 Accounting for Income Taxes (see Note 7) and changed its method of accounting for pre-opening costs (see Note 12). These changes had no cash impact.
  The pro forma amounts presented in the consolidated statement of income reflect the effect of retroactive application of expensing pre-opening costs.

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

Cash, Cash Equivalents and Investments
  Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.
  SFAS 115, adopted in 1995, requires that certain investments in debt and equity securities be classified into one of three categories. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and reported at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are classified as either "trading" or "available-for-sale," and are recorded at fair value with unrealized gains and losses included in earnings or stockholders' equity, respectively. Prior to 1995, debt securities were carried at cost, adjusted for unamortized premium or discount. Marketable equity securities were carried at the lower of aggregate cost or market. Realized gains and losses were determined on an average cost basis.

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

Risk Management Contracts
  In the normal course of business, the Company employs a variety of off-balance-sheet financial instruments to manage its exposure to fluctuations in interest and foreign currency exchange rates, including interest rate and cross-currency swap agreements, forward and option contracts, and interest rate exchange-traded futures. The Company designates interest rate and cross-currency swaps as hedges of investments and debt, and accrues the differential to be paid or received under the agreements as interest rates change over the lives of the contracts. Differences paid or received on swap agreements are recognized as adjustments to interest income or expense over the life of the swaps, thereby adjusting the effective interest rate on the underlying investment or obligation. Gains and losses on the termination of swap agreements, prior to their original maturity, are deferred and amortized to interest income or expense over the original term of the swaps. Gains and losses arising from interest rate futures, forwards and option contracts, and foreign currency forward and option contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions.

  Cash flows from interest rate and foreign exchange risk management activities are classified in the same category as the cash flows from the related investment, borrowing or foreign exchange activity.
  The Company classifies its derivative financial instruments as held or issued for purposes other than trading.

Earnings Per Share
  Earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.

Reclassifications
  Certain reclassifications have been made in the 1994 and 1993 financial statements to conform to the 1995 presentation.

2 Proposed Acquisition

  In July 1995, the Company and Capital Cities/ABC, Inc. ("Cap Cities") entered into a reorganization agreement, pursuant to which the Company expects to acquire Cap Cities in a transaction that will be accounted for as a purchase. The transaction has been approved by the Board of Directors of each company, and is subject to regulatory review and approval by each company's stockholders. Pursuant to the reorganization agreement, stockholders of Cap Cities will have the right to receive one share of common stock and $65 in cash, or the equivalent value in common stock or in cash, subject to certain limitations, for each of their shares. The acquisition cost is estimated to be $19 billion based upon the Company's common stock price as of the date the transaction was announced. The transaction is expected to be completed in early 1996.
  Cap Cities, directly or through its subsidiaries, operates the ABC Television Network, ten television stations, the ABC Radio Networks and 21 radio stations, and provides programming for cable television. Through joint ventures, Cap Cities is also engaged in international broadcast/cable services and television production and distribution. Cap Cities also publishes daily and weekly newspapers, shopping guides, various specialized and business periodicals and books, provides research services, and distributes information from databases.
  The Company's consolidated results of operations will incorporate Cap Cities activity commencing upon the acquisition date. The unaudited pro forma combined information below presents combined results of operations as if the acquisition had occurred October 1, 1994 and balance sheet information as if the acquisition had occurred as of September 30, 1995. The unaudited pro forma combined information, based upon the historical consolidated financial statements of the Company and Cap Cities, assumes an acquisition cost of approximately $19 billion, and further assumes that an estimated $16 billion excess of acquisition cost over the net tangible book value of Cap Cities' assets is allocated to intangible assets with a useful life of 40 years. In addition, since the exact amounts of cash and/or shares of common stock issuable to Cap Cities stockholders are dependent upon certain elections to be made by Cap Cities stockholders and other conditions as defined in the reorganization agreement, two alternative scenarios of unaudited pro forma combined financial information are presented, which give effect to the range of possible amounts of common stock and/or cash to be received by Cap Cities stockholders upon consummation of the acquisition. Scenario 1 assumes that all Cap Cities stockholders receive one share of common stock and $65 in cash for each outstanding share of Cap Cities common stock, reflecting the maximum number of shares of common stock which could be issued in connection with the acquisition. Scenario 2 assumes that all Cap Cities stockholders receive solely cash for each outstanding share of Cap Cities common stock.

  The unaudited pro forma combined information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred October 1, 1994, or financial position had the acquisition occurred on September 30, 1995, nor is it necessarily indicative of future results or financial position.

                                SCENARIO 1      Scenario 2

      Statement of Income       YEAR ENDED      Year ended
      Data                    SEPT. 30, 1995  Sept. 30, 1995
     --------------------------------------------------------
      Revenues                   $18,908.4       $18,908.4
      Net income                   1,368.5           987.7
      Earnings per share (1)          2.00            1.86
      Balance Sheet Data       SEPT. 30, 1995  Sept. 30, 1995
     --------------------------------------------------------
      Total assets               $33,538.6       $33,538.6
      Borrowings                  11,588.4        21,192.1
      Stockholders' equity        15,478.1         5,874.5

     --------
     (1) Earnings per share excluding amortization of intangible assets would be $2.60 and $2.64 under scenarios 1 and 2, respectively.

3 Investment in Euro Disney

  Euro Disney, a publicly traded French company, operates the Disneyland Paris theme park and resort complex on a 4,800-acre site near Paris, France. The Company accounts for its ownership interest in Euro Disney using the equity method of accounting.
  In October 1994, the Company sold approximately 75 million Euro Disney shares for $145 million to Prince Alwaleed Bin Talal Bin Abdulaziz Al Saud, Chairman of United Saudi Commercial Bank, and recognized a gain of $55 million. The sale reduced the Company's equity ownership in Euro Disney from 49% at September 30, 1994 to approximately 39%. The quoted market value of the Company's Euro Disney shares at September 30, 1995 was approximately $966 million.
  During the third quarter of 1994, the Company entered into restructuring agreements with Euro Disney and the lenders participating in a financial restructuring for Euro Disney (the "Lenders") and recorded a charge of $52.8 million to reflect its participation in the restructuring. In the fourth quarter of 1994, the Company recorded a loss of $57.6 million to reflect its equity share of Euro Disney's operating results for that period.
  Under the restructuring agreements, which specified amounts denominated in French francs, the Company increased its equity investment in Euro Disney by subscribing for 49% of a $1.1 billion rights offering of new shares; provided long-term lease financing at a 1% interest rate for approximately $255 million of Disneyland Paris theme park assets; and subscribed for securities reimbursable in shares with a face value of approximately $180 million and a 1% coupon. In addition, the Company canceled fully-reserved receivables from Euro Disney of approximately $210 million, waived royalties and base management fees for a period of five years and reduced such amounts for specified periods thereafter, and modified the method by which management incentive fees will be calculated.
  Additionally, the Company agreed to arrange for the provision of a 10-year unsecured standby credit facility of approximately $210 million, upon request, bearing interest at PIBOR. As of September 30, 1995, Euro Disney had not requested the Company to establish this facility.
  The Company also agreed, as long as any obligations to the Lenders are outstanding, to maintain ownership of at least 34% of the outstanding common stock of Euro Disney until June 1999, at least 25% for the subsequent five years and at least 16.67% for an additional term thereafter.
  In connection with the restructuring, Euro Disney Associes S.N.C. ("Disney SNC"), an indirect wholly-owned affiliate of the Company, entered into a lease arrangement with a noncancelable term of 12 years (the "Lease") related to substantially all of the Disneyland Paris theme park assets, and then entered into a 12-year sublease agreement (the "Sublease") with Euro Disney. Remaining lease rentals at September 30, 1995 of FF 10 billion ($2 billion) receivable from Euro Disney under the Sublease approximate the amounts payable by Disney SNC under the Lease. At the conclusion of the Sublease term, Euro Disney will have the option to assume Disney SNC's rights and obligations under the Lease. If Euro Disney does not exercise its option, Disney SNC may purchase the assets, continue to lease the assets or elect to terminate the Lease, in which case Disney SNC would make a termination payment to the lessor equal to 75% of the lessor's then outstanding debt related to the theme park assets, estimated to be $1.5 billion; Disney SNC could then sell or lease the assets on behalf of the lessor to satisfy the remaining debt, with any excess proceeds payable to Disney SNC.
  As part of the overall restructuring, the Lenders served as underwriters for 51% of the Euro Disney rights offering, forgave certain interest charges for the period from April 1, 1994 to September 30, 2003, having a present value of approximately $300 million, and deferred all principal payments until three years later than originally scheduled.
  In 1993, the Company's loss from its investment in Euro Disney included a $350 million charge to fully reserve its outstanding receivables and its commitment to help fund Euro Disney for a limited period, to afford Euro Disney time to attempt the financial restructuring. Previously deferred base management fees for 1993 were permanently waived as part of Euro Disney's financial restructuring.
  Euro Disney's consolidated financial statements are prepared in accordance with accounting principles generally accepted in France ("French GAAP"). Under French GAAP, Euro Disney recognized net income of FF 114 million in 1995, a net loss of FF 1.8 billion in 1994, and a net loss of FF 5.3 billion in 1993 (FF 2.1 billion before the cumulative effect of an accounting change). During 1993, Euro Disney changed its method of accounting for project-related pre-opening costs. Under the new method, such costs are expensed as incurred. The cumulative effect of the change in method on prior years was a charge against income of FF 3.2 billion. The effect of the change in 1993 was to decrease the loss before the cumulative effect of accounting change by FF 338 million.

  U.S. generally accepted accounting principles ("U.S. GAAP") differ in certain significant respects from French GAAP applied by Euro Disney, principally as they relate to accounting for leases and the calculation of interest expense relating to the debt affected by Euro Disney's financial restructuring. In addition, the U.S. GAAP treatment of receivables due from Euro Disney and canceled by the Company in connection with Euro Disney's financial restructuring in 1994 differed significantly from French GAAP applied by Euro Disney. The summarized consolidated financial statements for Euro Disney set forth below are stated in U.S. dollars in accordance with U.S. GAAP.

      Balance Sheet                                 1995   1994
     -----------------------------------------------------------
      Cash and investments                         $  291 $  289
      Receivables                                     207    227
      Fixed assets, net                             3,855  3,791
      Other assets                                    173    137
                                                   ------ ------
       Total Assets                                $4,526 $4,444
                                                   ====== ======
      Accounts payable and other liabilities       $  642 $  560
      Borrowings                                    3,213  3,051
      Stockholders' equity                            671    833
                                                   ------ ------
       Total Liabilities and Stockholders' Equity  $4,526 $4,444
                                                   ====== ======

      Statement of Operations                         1995    1994    1993
     ------------------------------------------------------------------------
      Revenues                                        $ 912  $  751  $   873
      Costs and expenses                                967   1,198    1,114
      Net interest expense                              161     280      287
                                                      -----  ------  -------
      Loss before income taxes and cumulative effect
       of accounting change                            (216)   (727)    (528)
      Income taxes                                      --      --       --
                                                      -----  ------  -------
      Loss before cumulative effect of accounting
       change                                          (216)   (727)    (528)
      Cumulative effect of change in accounting for
       pre-opening costs                                --      --      (578)
                                                      -----  ------  -------
      Net Loss                                        $(216) $ (727) $(1,106)
                                                      =====  ======  =======
      Pro forma net loss assuming the change in
       accounting method is applied retroactively                    $  (528)
                                                                     =======

4 Film and Television Costs

                                1995     1994
-----------------------------------------------
Theatrical Film Costs
 Released, less amortization  $  632.0 $  436.7
 In process                      969.8    627.1
                              -------- --------
                               1,601.8  1,063.8
                              -------- --------
Television Costs
 Released, less amortization     274.1    281.9
 In process                      119.9    124.7
                              -------- --------
                                 394.0    406.6
                              -------- --------
Television Broadcast Rights      103.6    125.8
                              -------- --------
                              $2,099.4 $1,596.2
                              ======== ========

  Based on management's total gross revenue estimates as of September 30, 1995, approximately 87% of unamortized production costs applicable to released theatrical and television productions are expected to be amortized during the next three years.

5 Borrowings

                                     Effective  Fiscal
                                     Interest    Year
                                       Rate    Maturity    1995     1994
--------------------------------------------------------------------------
Senior participating notes (a)          6.3%   2000-2001 $1,056.8 $  722.8
Medium-term notes (b)                   7.3    1996-2093    863.0    948.0
Eurobonds                               8.2      1998       300.0      --
Japanese yen bonds (c)                  5.6      1998       285.4    285.4
Securities sold under agreements to
 repurchase (d)                         0.5      1996       180.0     57.5
Commercial paper (e)                    --        --          --     609.1
Other (c)                               8.6    1996-2013    299.1    314.1
                                                         -------- --------
                                        6.6%             $2,984.3 $2,936.9
                                                         ======== ========

--------
(a) The average coupon rate is 2.7% on $1.3 billion face value amount of notes. Additional interest may be paid based on the performance of designated portfolios of films.
(b) The effective interest rate reflects the effect of interest rate swaps entered into with respect to certain of these borrowings.
(c) The effective interest rate reflects the effect of cross-currency swaps entered into with respect to certain of these borrowings.
(d) Securities sold under agreements to repurchase are collateralized by certain marketable securities.
(e) The Company has available through 2000 an unsecured revolving line of bank credit of up to $1 billion for general corporate purposes, including the support of commercial paper borrowings. In addition, in October 1995, the Company established bank facilities totaling $12 billion to support the issuance of commercial paper to fund the cash portion of the Cap Cities purchase price (see Note 2). The facilities expire in one to six years. Under the revolving line of bank credit and the new bank facilities, the Company has the option to borrow at various interest rates.

  Borrowings, excluding commercial paper and securities sold under agreements to repurchase, have the following scheduled maturities.

                   1996  $128.7
                   1997   108.0
                   1998   711.1
                   1999    33.3
                   2000   850.3

  The Company capitalizes interest on assets constructed for its theme parks, resorts and other property, and on theatrical and television productions in process. In 1995, 1994 and 1993, respectively, total interest costs incurred were $236.4, $171.9 and $183.7 million, of which $58.1, $52.0 and $26.0 million were capitalized.

6 Unearned Royalty and Other Advances

                                    1995   1994
------------------------------------------------
Tokyo Disneyland royalty advances  $452.1 $466.6
Other                               408.6  233.3
                                   ------ ------
                                   $860.7 $699.9
                                   ====== ======

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

7 Income Taxes

                                                    1995      1994     1993
------------------------------------------------------------------------------
Income Before Income Taxes and Cumulative Effect
 of Accounting Changes
Domestic (including U.S. exports)                 $1,908.3  $1,514.5 $  931.4
Foreign subsidiaries                                 208.4     188.6    142.6
                                                  --------  -------- --------
                                                  $2,116.7  $1,703.1 $1,074.0
                                                  ========  ======== ========
Income Tax Provision
Current
 Federal                                          $  325.6  $  117.3 $  217.3
 State                                                67.6      29.9     47.1
 Foreign subsidiaries                                 78.7      84.1     63.3
 Other foreign                                       104.6      78.7     65.1
                                                  --------  -------- --------
                                                     576.5     310.0    392.8
                                                  --------  -------- --------
Deferred
 Federal                                             170.1     259.6     17.0
 State                                               (10.0)     23.1     (7.1)
                                                  --------  -------- --------
                                                     160.1     282.7      9.9
                                                  --------  -------- --------
                                                  $  736.6  $  592.7 $  402.7
                                                  ========  ======== ========

Components of Deferred Tax Assets and Liabilities         1995     1994
--------------------------------------------------------------------------
Deferred tax assets:
 Accrued liabilities                                    $ (351.0) $(221.3)
 Investment in Euro Disney                                (153.2)  (133.3)
 State income/franchise taxes                              (88.7)   (72.9)
 Pension and other benefit programs                          --     (26.2)
                                                        --------  -------
  Total deferred tax assets                               (592.9)  (453.7)
                                                        --------  -------
Deferred tax liabilities:
 Theme parks, resorts and other property                 1,133.0    954.8
 Licensing revenues                                         91.3     66.1
 Interest and property taxes                                87.5     73.8
 Purchase accounting                                        48.3     49.6
 Leveraged leases                                          198.7    175.1
 Other--net                                                 51.6     23.5
                                                        --------  -------
  Total deferred tax liabilities                         1,610.4  1,342.9
                                                        --------  -------
Net deferred tax liability before evaluation allowance   1,017.5    889.2
Valuation allowance                                         49.8     49.8
                                                        --------  -------
Net deferred tax liability                              $1,067.3  $ 939.0
                                                        ========  =======

Reconciliation of Effective Income Tax Rate                 1995  1994  1993
-----------------------------------------------------------------------------
Federal income tax rate                                     35.0% 35.0% 34.8%
State taxes, net of Federal income tax benefit               1.9   2.1   2.2
Effect of increase in statutory tax rate on deferred taxes   --    --    1.6
Other                                                       (2.1) (2.3) (1.1)
                                                            ----  ----  ----
                                                            34.8% 34.8% 37.5%
                                                            ====  ====  ====

  As discussed in Note 1, the Company adopted SFAS 109 in 1993, effective October 1, 1992. The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method to the asset and liability method. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Differences between financial reporting and tax bases arise most frequently from differences in timing of income and expense recognition and as a result of business acquisitions.
  As a result of adoption, the Company recognized a benefit in 1993 of $30.0 million, or $.06 per share, representing the cumulative effect of the change on results for years prior to October 1, 1992. The cumulative effect represented the adjustment of previously recorded deferred tax assets and liabilities to reflect the lower prevailing tax rates and the establishment of previously unrecorded deferred tax liabilities. The adoption had no effect on pre-tax income in 1993.
  In 1995 and 1994, income tax benefits of $90.0 and $12.6 million, respectively, were allocated to stockholders' equity. Such benefits were attributable to employee stock option transactions.

8 Pension and Other Benefit Programs

  The Company contributes to various pension plans under union and industry-wide agreements. In 1995, 1994 and 1993, the costs recognized under these plans were $14.3, $13.1 and $16.1 million, respectively. The Company's share of the unfunded liability, if any, related to these multi-employer plans is not material.
  The Company also maintains pension plans covering most of its domestic salaried and hourly employees not covered by union or industry-wide pension plans and a non-qualified, unfunded retirement plan for key employees. With respect to its qualified defined benefit pension plans, the Company's policy is to fund, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with the requirements of ERISA. Benefits are generally based on years of service and/or compensation.
  The funded status of the plans and the amounts included in the Company's consolidated balance sheet are as follows.

                                                              1995    1994
----------------------------------------------------------------------------
Plan assets at fair value, primarily publicly traded stocks
 and bonds                                                   $631.6  $484.8
Actuarial present value of projected benefit obligations
 Accumulated benefit obligations
  Vested                                                     (498.9) (383.2)
  Non-vested                                                  (18.1)  (20.3)
Provision for future salary increases                         (86.6)  (72.2)
                                                             ------  ------
Excess of plan assets over projected benefit obligations       28.0     9.1
Unrecognized net loss                                          98.2    82.3
Unrecognized prior service benefit                             (5.2)  (10.6)
Unrecognized net obligation                                     3.4     3.7
                                                             ------  ------
Prepaid pension cost                                         $124.4  $ 84.5
                                                             ======  ======

  Net pension cost in 1995, 1994 and 1993 amounted to $33.1, $36.5 and $32.0 million, respectively. The weighted average discount rate was 7.5% for 1995 and 8.5% for 1994 and 1993, and the expected long-term rate of return on plan assets was 9.5% for 1995, 1994 and 1993. The assumed rate of increase in compensation for the salaried plans was 5.8% for 1995, 6.3% for 1994, and 6.8% for 1993. The mortality table used is the 1983 Group Annuity Mortality Table for Males and Females.
  The Company sponsors a plan to provide postretirement medical benefits to most of its domestic salaried and hourly employees, and contributes to multi-employer welfare plans to provide similar benefits to certain employees under collective bargaining agreements. Employees hired after January 1, 1994 are not eligible for postretirement medical benefits. The Company funds its postretirement health benefit liability on a discretionary basis.
  As discussed in Note 1, the Company adopted SFAS 106 in 1993, effective October 1, 1992. SFAS 106 requires accrual of postretirement benefit costs to actuarially allocate such costs to the years during which employees render qualifying service. Previously, such costs were expensed as actual claims were paid. SFAS 106 also requires recognition of the unfunded and previously unrecognized accumulated postretirement benefit obligation (transition obligation) for all participants in the Company-sponsored plan. The Company elected to immediately recognize the transition obligation, which resulted in a charge against income of $130.3 million, or $.24 per share, after related income tax benefit of $71.7 million, which represented the cumulative effect of the change in accounting on results prior to October 1, 1992. Under the provisions of SFAS 106, postretirement benefit expense in 1993 exceeded the amount under the previous accounting method by $17.0 million after-tax, or $.03 per share.
  The funded status of the plan and the amounts included in the Company consolidated balance sheet are as follows.

                                                                1995     1994
-------------------------------------------------------------------------------
Actuarial present value of accumulated postretirement benefit obligation
 Retirees                                                      $  53.9  $ 46.9
 Fully eligible active plan participants                          32.4    57.8
 Other active plan participants                                   75.5    77.7
                                                               -------  ------
                                                                 161.8   182.4
Plan assets at fair value, primarily publicly traded stocks
 and bonds                                                      (107.3)  (78.1)
Unrecognized net gain                                            (14.9)  (23.1)
Unrecognized prior service cost                                  111.5   129.0
                                                               -------  ------
Accrued postretirement benefit cost                            $ 151.1  $210.2
                                                               =======  ======

  Net postretirement benefit (gain) cost in 1995, 1994 and 1993 amounted to $(42.7), $13.9 and $29.8 million, respectively.
  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for 1995 and 8.5% for 1994 and 1993. The expected long-term rate of return on plan assets was 9.5% for 1995, 1994 and 1993.
  The annual rate of increase in the per capita cost of covered health care benefits was assumed to be 7% in 1995, 1994 and 1993. An increase in the assumed health care cost trend rate of 1% for each year would increase the postretirement benefit obligation as of September 30, 1995 and 1994 by $34.8 and $39.2 million, respectively, and the net service and interest cost components of net postretirement benefit cost for 1995, 1994 and 1993 by $5.5, $7.1 and $8.1 million, respectively.

9 Stockholders' Equity

                                       Common Paid-in  Retained
(Shares in millions)            Shares Stock  Capital  Earnings
----------------------------------------------------------------
Balance at September 30, 1992   552.2  $13.8  $  606.1 $4,661.9
 Exercise of stock options, net  12.4    0.3     256.2      --
 Dividends ($.24 per share)       --     --        --    (128.6)
 Net income                       --     --        --     299.8
                                -----  -----  -------- --------
Balance at September 30, 1993   564.6   14.1     862.3  4,833.1
 Exercise of stock options, net   2.4    0.1      68.8      --
 Dividends ($.2875 per share)     --     --        --    (153.2)
 Net income                       --     --        --   1,110.4
                                -----  -----  -------- --------
Balance at September 30, 1994   567.0   14.2     931.1  5,790.3
 Exercise of stock options, net   8.4    0.2     280.8      --
 Dividends ($.345 per share)      --     --        --    (180.0)
 Net income                       --     --        --   1,380.1
                                -----  -----  -------- --------
Balance at September 30, 1995   575.4  $14.4  $1,211.9 $6,990.4
                                =====  =====  ======== ========

  In June 1989, the Company adopted a stockholders rights plan. The plan becomes operative in certain events involving the acquisition of 25% or more of the Company's common stock by any person or group in a transaction not approved by the Company's Board of Directors. Upon the occurrence of such an event, each right, unless redeemed by the Board, entitles its holder to purchase for $350 an amount of common stock of the Company, or in certain circumstances the acquirer, having a market value of twice the purchase price. In connection with the rights plan, 7.2 million shares of preferred stock were reserved.
  At September 30, 1995 and 1994, the Company's cumulative foreign currency translation adjustments were $37.3 and $59.1 million, net of deferred taxes of $17.6 and $27.5 million, respectively.
  Treasury stock activity for the three years ended September 30, 1995 was as follows.

                                                    Treasury
(Shares in millions)                         Shares  Stock
------------------------------------------------------------
Balance at September 30, 1992                 27.8  $  664.1
 Common stock repurchased                      0.9      31.6
 Common stock trade-ins on exercised options   0.4      20.0
                                              ----  --------
Balance at September 30, 1993                 29.1     715.7
 Common stock repurchased                     13.8     570.7
                                              ----  --------
Balance at September 30, 1994                 42.9   1,286.4
 Common stock repurchased, net                 8.1     316.8
                                              ----  --------
Balance at September 30, 1995                 51.0  $1,603.2
                                              ====  ========

  On November 21, 1994, the authorized share repurchase amount under the Company's share repurchase program was increased from 90 million to 180 million shares. Since the program's inception, a total of 75.5 million shares have been repurchased at prevailing market prices.

10 Stock Incentive Plans

  Under various plans, the Company may grant stock option and other awards to key executive, management and creative personnel. Transactions under the various stock option and incentive plans for the periods indicated were as follows.

(Shares in millions)              1995    1994    1993
-------------------------------------------------------
Outstanding at beginning of year  38.8    36.4     44.3
Awards canceled                   (3.3)   (1.6)    (1.1)
Awards granted                     7.8     6.5      5.6
Awards exercised                  (8.2)   (2.5)   (12.4)
                                  ----    ----    -----
Outstanding at September 30       35.1    38.8     36.4
                                  ====    ====    =====
Exercisable at September 30       14.6    17.5     13.4
                                  ====    ====    =====

  Stock option awards are granted at prices equal to at least market price on the date of grant. Options outstanding at September 30, 1995 and 1994 ranged in price from $5.56 to $57.44 and $3.61 to $47.31 per share, respectively. Options exercised ranged in price from $3.61 to $57.44 per share in 1995, from $3.23 to $41.00 per share in 1994, and from $3.23 to $33.35 per share in 1993.
Shares available for future option grants at September 30, 1995 were 14.4 million.

11 Detail of Certain Balance Sheet Accounts

                                 1995     1994
------------------------------------------------
Receivables
 Trade, net of allowances      $1,593.1 $1,328.4
 Other                            199.7    342.1
                               -------- --------
                               $1,792.8 $1,670.5
                               ======== ========
Other Assets
 Intangibles                   $  318.3 $  311.0
 Other                            905.3    625.8
                               -------- --------
                               $1,223.6 $  936.8
                               ======== ========

Accounts Payable and Other
Accrued Liabilities
 Accounts payable              $2,130.7 $1,771.8
 Payroll and employee benefits    646.7    638.6
 Other                             65.1     64.4
                               -------- --------
                               $2,842.5 $2,474.8
                               ======== ========

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

13 Segments

Business Segments                 1995       1994       1993
---------------------------------------------------------------
Capital Expenditures
 Filmed entertainment           $   125.0  $   100.7  $   130.2
 Theme parks and resorts            635.5      846.4      593.4
 Consumer products                  115.4       61.1       36.3
 Corporate                           20.6       17.9       54.0
                                ---------  ---------  ---------
                                $   896.5  $ 1,026.1  $   813.9
                                =========  =========  =========

Depreciation Expense
 Filmed entertainment           $    61.6  $    49.1  $    38.5
 Theme parks and resorts            319.5      289.2      269.2
 Consumer products                   52.2       38.3       26.2
 Corporate                           36.9       33.1       30.3
                                ---------  ---------  ---------
                                $   470.2  $   409.7  $   364.2
                                =========  =========  =========

Identifiable Assets
 Filmed entertainment           $ 4,834.2  $ 3,791.5  $ 3,417.5
 Theme parks and resorts          6,073.9    5,706.9    5,216.0
 Consumer products                  962.0      845.3      707.5
 Corporate                        2,202.8    1,852.7    2,410.1
 Investment in Euro Disney          532.9      629.9       --
                                ---------  ---------  ---------
                                $14,605.8  $12,826.3  $11,751.1
                                =========  =========  =========

Supplemental Revenue Data
 Filmed entertainment
  Theatrical product            $ 4,452.5  $ 3,734.2  $ 2,764.4
 Theme parks and resorts
  Admissions                      1,346.0    1,179.6    1,215.6
 Merchandise, food and beverage   1,423.6    1,238.1    1,232.7

Geographic Segments
---------------------------------------------------------------
Domestic Revenues
 United States                  $ 9,311.0  $ 7,697.6  $ 6,710.8
 United States export               547.8      458.0      399.8
International Revenues
 Europe                           1,552.1    1,344.8      984.6
 Rest of world                      701.2      554.7      434.0
                                ---------  ---------  ---------
                                $12,112.1  $10,055.1  $ 8,529.2
                                =========  =========  =========
Operating Income
 United States                  $ 1,745.8  $ 1,392.7  $ 1,591.7
 Europe                             464.1      405.0      121.8
 Rest of world                      323.2      226.0       82.5
 Unallocated expenses               (87.4)     (58.0)     (71.5)
                                ---------  ---------  ---------
                                $ 2,445.7  $ 1,965.7  $ 1,724.5
                                =========  =========  =========
Identifiable Assets
 United States                  $13,437.5  $11,306.1  $11,084.5
 Europe                           1,060.2    1,237.8      519.7
 Rest of world                      108.1      282.4      146.9
                                ---------  ---------  ---------
                                $14,605.8  $12,826.3  $11,751.1
                                =========  =========  =========

14 Financial Instruments

  As discussed in Note 1, the Company adopted the method of accounting prescribed by SFAS 115 Accounting for Certain Investments in Debt and Equity Securities in 1995. As of September 30, 1995, the Company held $95.8 million of securities classified as trading and $403.0 and $307.3 million of securities and cash equivalents, respectively, classified as available-for-sale. In 1995, realized gains and losses on available-for-sale securities, determined principally on an average cost basis, unrealized gains and losses on available-for-sale securities and the change in the net unrealized gain on trading securities were not material.

Financial Risk Management
  The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of its investments and borrowings.
  The Company transacts business in virtually every part of the world and, accordingly, is subject to risks associated with changing foreign exchange rates. The Company's objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to protect the value of its existing foreign currency assets and liabilities, commitments and anticipated foreign currency revenues. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its anticipated foreign exchange exposures for each of the next five years. The gains and losses on these contracts offset changes in the related exposures.
  It is the Company's policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

Interest Rate Risk Management
  The Company uses interest rate swaps and other instruments to manage net exposure to interest rate changes related to its portfolio of investments and borrowings and to lower its overall borrowing costs. Significant interest rate risk management instruments held by the Company at September 30, 1995 and 1994 are described below.

Interest Rate Risk Management-Investment Transactions
  At September 30, 1995 and 1994, the Company had outstanding interest rate swaps designated as hedges of investments with notional amounts totaling $153.9 and $131.3 million, respectively, which expire in six to seven years, and $225.2 and $461.5 million, respectively, of options, futures and forward contracts which expire in one to three years.
  At September 30, 1994, the Company had outstanding spreadlock contracts with notional amounts totaling $250.0 million. These contracts matured during 1995, and the realized gains and losses are included in investment and interest income.

Interest Rate Risk Management-Borrowings
  At September 30, 1995 and 1994, the Company had outstanding interest rate swaps on its borrowings with notional amounts totaling $685.0 and $590.0 million, respectively, which effectively converted medium-term notes to commercial paper or LIBOR-based variable rate instruments, and $395.0 million at September 30, 1994, which effectively converted senior participating notes to LIBOR-based variable rate instruments. These swap agreements expire in one to 14 years. In anticipation of the acquisition of Cap Cities (see Note 2), the Company has entered into forward-starting interest rate swaps designated as hedges of anticipated borrowings with notional amounts totaling $4.4 billion. These swaps will become effective in 1996 and will effectively convert acquisition-related floating-rate borrowings into fixed-rate instruments. These swaps expire in three to ten years.

Interest Rate Risk Management-Summary of Transactions
  The following table reflects incremental changes in the notional or contractual amounts of the Company's interest rate contracts during 1995 and 1994. Activity representing renewal of existing positions is excluded.

                       Balance at                                       Balance at
                      September 30,           Maturities/              September 30,
                          1994      Additions Expirations Terminations     1995
------------------------------------------------------------------------------------
Pay floating swaps      $1,037.4    $  983.9   $  (135.0)  $(1,167.4)    $  718.9
Pay fixed swaps            213.1     4,606.5         --       (139.6)     4,680.0
Spreadlock contracts       250.0         --       (250.0)        --           --
Forward contracts          100.7       294.1      (394.8)        --           --
Futures contracts          266.4       288.9      (238.6)     (193.2)       123.5
Option contracts            94.4       238.8      (190.4)      (41.1)       101.7
                        --------    --------   ---------   ---------     --------
                        $1,962.0    $6,412.2   $(1,208.8)  $(1,541.3)    $5,624.1
                        ========    ========   =========   =========     ========
                       Balance at                                       Balance at
                      September 30,           Maturities/              September 30,
                          1993      Additions Expirations Terminations     1994
------------------------------------------------------------------------------------
Pay floating swaps      $1,431.7    $1,047.4   $  (590.7)  $  (851.0)    $1,037.4
Pay fixed swaps            717.6       141.8         --       (646.3)       213.1
Spreadlock contracts        50.0       300.0         --       (100.0)       250.0
Forward contracts          212.1        96.5         --       (207.9)       100.7
Futures contracts           18.7       824.3        (5.3)     (571.3)       266.4
Option contracts            65.8       727.6      (147.6)     (551.4)        94.4
                        --------    --------   ---------   ---------     --------
                        $2,495.9    $3,137.6   $  (743.6)  $(2,927.9)    $1,962.0
                        ========    ========   =========   =========     ========

  The impact of interest rate risk management activities on income in 1995 and 1994 and the amount of deferred gains and losses from interest rate risk management transactions at September 30, 1995 and 1994 were not material.

Foreign Exchange Risk Management
  Most foreign exchange hedging contracts are option strategies providing for the sale of foreign currencies which hedge probable, but not firmly committed, revenues. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by changes in the value of the underlying exposures being hedged. The principal currencies hedged are the Japanese yen, French franc, German mark, Italian lira, British pound, Canadian dollar, and Spanish peseta.

Foreign Exchange Risk Management Transactions
  The Company uses option contracts to hedge anticipated foreign currency revenues and forward contracts to hedge foreign currency assets and foreign currency payments the Company is committed to make in connection with the construction of two cruise ships (see Note 15). Cross-currency swaps are used to hedge foreign currency-denominated borrowings.
  At September 30, 1995 and 1994, the notional amounts of the Company's foreign exchange risk management contracts, net of notional amounts of contracts with counterparties against which the Company has a legal right of offset, the related exposures hedged and contract maturities are as follows.

                                   1995                           1994
                      ------------------------------ ------------------------------
                      NOTIONAL EXPOSURES FISCAL YEAR Notional Exposures Fiscal Year
                       AMOUNT   HEDGED    MATURITY    Amount   Hedged    Maturity
-----------------------------------------------------------------------------------
Option contracts      $5,070.5 $2,869.3   1996-1999  $6,160.8 $2,337.4   1995-1998
Forward contracts      1,939.7  1,195.6   1996-1999   1,274.8    918.5   1995-1996
Cross-currency swaps     350.1    350.1   1997-1998     365.2    372.0   1995-1998
                      -------- --------              -------- --------
                      $7,360.3 $4,415.0              $7,800.8 $3,627.9
                      ======== ========              ======== ========

  Gains and losses on contracts hedging anticipated foreign currency revenues and foreign currency commitments are deferred until such revenues are recognized or such commitments are met, and offset changes in the value of the foreign currency revenues and commitments. At September 30, 1995, the Company had net deferred losses of $188.9 million related to foreign currency hedge transactions, which will be recognized in income over the next four years. Amounts recognizable in any one year are not material and will be offset by gains in the value of the related hedged transactions. Deferred gains and losses from foreign exchange risk management transactions at September 30, 1994 were not material. The impact of foreign exchange risk management activities on income in 1995 and 1994 was not material.

Fair Value of Financial Instruments
  At September 30, 1995 and 1994, the Company's financial instruments included cash, cash equivalents, investments, borrowings and interest rate and foreign exchange risk management contracts.
  At September 30, 1995, the fair values of cash and cash equivalents, commercial paper and securities sold under agreements to repurchase approximated carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts at September 30, 1995 are as follows.

                                 Carrying     Fair
                                  Amount      Value
     -------------------------------------------------
      Investments                $   498.8  $   498.8
      Borrowings                  (2,984.3)  (3,151.3)
      Risk management contracts      180.7      137.1
                                 ---------  ---------
                                 $(2,304.8) $(2,515.4)
                                 =========  =========

  At September 30, 1994, the estimated fair values of each class of the Company's financial instruments either approximated carrying values, or were not material.

Credit Concentrations
  The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate nonperformance by the counterparties. The Company would not realize a material loss as of September 30, 1995 in the event of nonperformance by any one counterparty. The Company enters into transactions only with financial institution counterparties which have a credit rating of A- or better. The Company's current policy in agreements with financial institution counterparties is generally to require collateral in the event credit ratings fall below A-. In addition, the Company limits the amount of credit exposure with any one institution. At September 30, 1995, neither the Company nor its counterparties were required to collateralize their respective financial instrument obligations.
  The Company's trade receivables and investments do not represent significant concentrations of credit risk at September 30, 1995, due to the wide variety of customers and markets into which the Company's products are sold, their dispersion across many geographic areas, and the diversification of the Company's portfolio among instruments and issuers. (See Note 3 for a discussion of the Company's investment in Euro Disney).

15 Commitments and Contingencies

  The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions, nor does it expect that such actions will have a material effect on the Company's liquidity or operating results.
  During 1995, the Company entered into agreements with a shipyard to build two cruise ships for its Disney Cruise Lines. Under the agreements, the Company is committed to make payments totaling approximately $700 million through 1999.

                          QUARTERLY FINANCIAL SUMMARY
                      (In millions, except per share data)
                                  (Unaudited)

                    December 31 March 31   June 30  September 30
----------------------------------------------------------------
1995
Revenues             $3,301.7   $2,922.8  $2,764.0   $3,123.6
Operating income        790.8      606.6     562.3      486.0
Net income              482.4      315.5     318.2      264.0
Earnings per share         .91        .60       .60        .50
1994
Revenues             $2,727.3   $2,275.8  $2,353.6   $2,698.4
Operating income        624.4      410.0     492.6      438.7
Net income              368.6      248.4     267.5      225.9
Earnings per share         .68        .45       .49        .42